Form 10-Q
period 2019-09-30
Ping Identity Holding Corp.
filed 2019-11-13
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-39056

_____________________________________________________________________________________________________________________________________

PING IDENTITY HOLDING CORP.

(Exact Name of Registrant as Specified in Its Charter)

_____________________________________________________________________________________________________________________________________

Delaware	81-2933383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1001 17th Street, Suite 100

Denver, Colorado 80202

(Address of Principal executive offices, including zip code)

(303) 468-2900

(Registrant’s telephone number, including area code)

_______________________________________________________________________________________________________________________________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	PING	New York Stock Exchange

__________________________________________________________________________________________________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes ⌧   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

On November 8, 2019, the Registrant had 79,632,500 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$81,934	$83,499
Accounts receivable, net of allowances of $735 and $455 at September 30, 2019 and December 31, 2018, respectively	33,760	50,108
Contract assets, current	66,608	53,435
Deferred commissions, current	4,846	3,746
Prepaid expenses and other current assets	14,094	10,644
Total current assets	201,242	201,432
Noncurrent assets:
Property and equipment, net	8,226	5,630
Goodwill	417,696	417,696
Intangible assets, net	192,283	207,043
Contract assets, noncurrent	16,791	14,033
Deferred commissions, noncurrent	7,372	7,287
Deferred income taxes, net	2,622	1,829
Other noncurrent assets	1,866	2,073
Total noncurrent assets	646,856	655,591
Total assets	$848,098	$857,023
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,839	$1,766
Accrued expenses and other current liabilities	10,165	7,906
Accrued compensation	10,808	18,394
Deferred revenue, current	30,613	31,493
Current portion of long-term debt	774	2,500
Total current liabilities	55,199	62,059
Noncurrent liabilities:
Deferred revenue, noncurrent	1,594	3,874
Long-term debt, net of current portion	74,810	241,051
Deferred income taxes, net	33,839	39,112
Other liabilities, noncurrent	2,860	1,822
Total noncurrent liabilities	113,103	285,859
Total liabilities	168,302	347,918
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 and 34,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares issued or outstanding at September 30, 2019 or December 31, 2018	—	—
Common stock; $0.001 par value; 500,000,000 and 85,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 77,757,500 and 65,000,816 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	78	65
Additional paid-in capital	690,170	515,979
Accumulated other comprehensive loss	(582)	(787)
Accumulated deficit	(9,870)	(6,152)
Total stockholders' equity	679,796	509,105
Total liabilities and stockholders' equity	$848,098	$857,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	$57,495	$38,481	$161,387	$129,057
Professional services and other	4,270	4,138	13,276	13,012
Total revenue	61,765	42,619	174,663	142,069
Cost of revenue:
Subscription (exclusive of amortization shown below)	5,995	4,526	16,828	12,785
Professional services and other (exclusive of amortization shown below)	4,086	3,347	11,002	9,184
Amortization expense	4,159	3,549	11,981	10,613
Total cost of revenue	14,240	11,422	39,811	32,582
Gross profit	47,525	31,197	134,852	109,487
Operating expenses:
Sales and marketing	17,819	13,690	55,153	41,811
Research and development	11,283	9,634	33,594	26,027
General and administrative	10,984	6,411	26,732	19,490
Depreciation and amortization	4,060	3,976	12,334	12,332
Total operating expenses	44,146	33,711	127,813	99,660
Income (loss) from operations	3,379	(2,514)	7,039	9,827
Other income (expense):
Interest expense	(3,818)	(3,959)	(12,067)	(11,750)
Loss on extinguishment of debt	(3,150)	—	(3,150)	(9,785)
Other income (expense), net	(992)	(131)	(767)	(1,043)
Total other income (expense)	(7,960)	(4,090)	(15,984)	(22,578)
Loss before income taxes	(4,581)	(6,604)	(8,945)	(12,751)
Benefit for income taxes	3,986	983	5,227	1,374
Net loss	$(595)	$(5,621)	$(3,718)	$(11,377)
Net loss per share:
Basic and diluted	$(0.01)	$(0.09)	$(0.06)	$(0.18)
Weighted-average shares used in computing net loss per share:
Basic and diluted	66,269	65,004	65,436	65,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(595)	$(5,621)	$(3,718)	$(11,377)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(110)	139	205	(347)
Total other comprehensive income (loss)	(110)	139	205	(347)
Comprehensive loss	$(705)	$(5,482)	$(3,513)	$(11,724)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended September 30, 2019:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	65,141,506	$65	$519,056	$(472)	$(9,275)	$509,374
Net loss	—	—	—	—	(595)	(595)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	12,500,000	13	168,823	—	—	168,836
Stock-based compensation	—	—	1,698	—	—	1,698
Exercise of stock options	74,854	—	593	—	—	593
Vesting of restricted stock	41,140	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	(110)	—	(110)
Balances at September 30, 2019	77,757,500	$78	$690,170	$(582)	$(9,870)	$679,796

Three Months Ended September 30, 2018:

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at June 30, 2018	65,001,964	$65	$514,487	$(372)	$1,538	$515,718
Net loss	—	—	—	—	(5,621)	(5,621)
Stock-based compensation	—	—	704	—	—	704
Vesting of restricted stock	5,312	—	—	—	—	—
Repurchase of common stock	(6,460)	—	(76)	—	—	(76)
Foreign currency translation adjustments, net of tax	—	—	—	139	—	139
Balances at September 30, 2018	65,000,816	$65	$515,115	$(233)	$(4,083)	$510,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Nine Months Ended September 30, 2019:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	65,000,816	$65	$515,979	$(787)	$(6,152)	$509,105
Net loss	—	—	—	—	(3,718)	(3,718)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	12,500,000	13	168,823	—	—	168,836
Stock-based compensation	—	—	3,797	—	—	3,797
Exercise of stock options	199,522	—	1,571	—	—	1,571
Vesting of restricted stock	57,162	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	205	—	205
Balances at September 30, 2019	77,757,500	$78	$690,170	$(582)	$(9,870)	$679,796

Nine Months Ended September 30, 2018:

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2017	64,996,651	$65	$513,169	$114	$7,332	$520,680
Cumulative-effect adjustment for adoption of ASU 2016-09	—	—	38	—	(38)	—
Net loss	—	—	—	—	(11,377)	(11,377)
Stock-based compensation	—	—	1,984	—	—	1,984
Vesting of restricted stock	10,625	—	—	—	—	—
Repurchase of common stock	(6,460)	—	(76)	—	—	(76)
Foreign currency translation adjustments, net of tax	—	—	—	(347)	—	(347)
Balances at September 30, 2018	65,000,816	$65	$515,115	$(233)	$(4,083)	$510,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,718)	$(11,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	3,150	9,785
Depreciation and amortization	24,315	22,945
Stock-based compensation expense	3,797	1,984
Amortization of deferred commissions	4,110	2,716
Amortization of deferred debt issuance costs	626	673
Deferred taxes	(6,910)	(1,755)
Other	292	(50)
Changes in operating assets and liabilities:
Accounts receivable	15,980	10,903
Contract assets	(15,931)	(2,710)
Deferred commissions	(5,295)	(4,543)
Prepaid expenses and other current assets	(4,486)	(472)
Other assets	305	126
Accounts payable	736	111
Accrued compensation	(7,639)	(1,828)
Accrued expenses and other	2,302	(297)
Deferred revenue	(3,160)	(2,526)
Net cash provided by operating activities	8,474	23,685
Cash flows from investing activities
Purchases of property and equipment and other	(4,517)	(2,081)
Capitalized software development costs	(7,260)	(4,314)
Acquisition of Elastic Beam, net of cash acquired of $0	—	(17,414)
Other investing activities	(300)	—
Net cash used in investing activities	(12,077)	(23,809)
Cash flows from financing activities
Payment of Elastic Beam consideration and holdbacks	(1,136)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	174,375	—
Payment of offering costs	(1,093)	(52)
Proceeds from stock option exercises	1,571	—
Repurchase of common stock	—	(76)
Proceeds from long-term debt	—	250,000
Issuance costs of long-term debt	—	(5,994)
Payment of long-term debt	(171,743)	(170,625)
Payment of debt extinguishment costs	—	(5,085)
Net cash provided by financing activities	1,974	68,168
Effect of exchange rates on cash and cash equivalents and restricted cash	168	(310)
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,461)	67,734
Cash and cash equivalents and restricted cash
Beginning of period	84,143	21,469
End of period	$82,682	$89,203
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,441	$9,646
Cash paid for taxes	417	208
Noncash investing and financing activities:
Purchases of property and equipment in accounts payable	$418	$52
Accruals related to the acquisition of Elastic Beam	—	1,560
Offering costs, accrued but not yet paid	3,295	367
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$81,934	$88,554
Restricted cash included in other noncurrent assets	748	649
Total cash and cash equivalents and restricted cash	$82,682	$89,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       Overview and Basis of Presentation

Organization and Description of Business

Ping Identity Holding Corp. and its wholly owned subsidiaries, referred to herein as the “Company,” is headquartered in Denver, Colorado with international locations principally in Canada, Australia, France, the United Kingdom, Israel and India. The Company, doing business as Ping Identity Corporation (“Ping Identity”), provides customers, employees and partners with secure access to any service, application or application programming interface (“API”), while also managing identity and profile data at scale.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All amounts are reported in U.S. dollars.

Initial Public Offering

On September 23, 2019, the Company closed its IPO through which it issued and sold 12,500,000 shares of common stock at a price per share of $15.00. The Company received aggregate proceeds of $174.4 million from the IPO, net of underwriters’ discounts and commissions. Upon the closing of the IPO, the Company repaid $170.3 million of its outstanding debt as described in Note 7.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, of comprehensive income (loss) and of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s final prospectus (the “IPO Prospectus”) for its initial public offering (“IPO”) dated as of September 18, 2019 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

include, but are not limited to, establishing allowances for doubtful accounts, determining useful lives for definite lived assets, assessing the recoverability of long lived assets (property and equipment and intangible assets), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

2.       Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the IPO Prospectus. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2019. The following describes the impact of certain policies.

Stock Split

On September 5, 2019, the Company effected a 170-for-1 stock split of its issued and outstanding shares of common stock and made comparable and equitable adjustments to its equity awards in accordance with the terms of the awards. The par value of the common and preferred stock was not adjusted as a result of the stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split. In connection with the stock split, the Company’s Board of Directors and stockholders approved the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 85,000,000 shares (after giving effect to the stock split) to 500,000,000 shares and to increase the number of authorized shares of preferred stock from 34,000,000 shares (after giving effect to the stock split) to 50,000,000 shares.

Offering Costs

Prior to the IPO, the Company capitalized offering costs incurred in connection with the anticipated sale of common stock in the IPO, including legal, accounting, printing and other IPO-related costs. The balance of offering costs included within prepaid expenses and other current assets at December 31, 2018 was $1.3 million. Upon completion of the IPO, $5.5 million of offering costs was reclassified to stockholders’ equity and recorded against the proceeds from the offering.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Subscription term-based licenses:
Multi-year subscription term-based licenses	$28,497	$14,567	$80,922	$59,077
1-year subscription term-based licenses	12,649	10,673	33,731	32,118
Total subscription term-based licenses	41,146	25,240	114,653	91,195
Subscription SaaS and support and maintenance	16,349	13,241	46,734	37,862
Professional services and other	4,270	4,138	13,276	13,012
Total revenue	$61,765	$42,619	$174,663	$142,069

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
United States	$46,305	$33,418	$136,010	$109,059
International	15,460	9,201	38,653	33,010
Total revenue	$61,765	$42,619	$174,663	$142,069

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended September 30, 2019 and 2018 or the nine months ended September 30, 2019 and 2018.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. The opening and closing balances of contract assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$75,637	$64,450	$67,468	$60,662
Ending balance	83,399	63,372	83,399	63,372
Change	$7,762	$(1,078)	$15,931	$2,710

Contract liabilities consist of customer billings in advance of revenue being recognized. The opening and closing balances of contract liabilities included in deferred revenue were as follows:

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$35,490	$31,160	$35,367	$33,810
Ending balance	32,207	31,399	32,207	31,399
Change	$(3,283)	$239	$(3,160)	$(2,411)

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three and nine months ended September 30, 2019 and 2018 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Deferred revenue recognized as revenue	$4,805	$4,056	$29,106	$26,753

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of September 30, 2019, the Company had $109.3 million of transaction price allocated to remaining performance obligations, of which 87% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$11,902	$7,342	$11,033	$6,354
Additions to deferred commissions	1,666	1,862	5,295	4,543
Amortization of deferred commissions	(1,350)	(1,023)	(4,110)	(2,716)
Ending balance	$12,218	$8,181	$12,218	$8,181

Deferred commissions, current	$4,846	$2,652	$4,846	$2,652
Deferred commissions, noncurrent	7,372	5,529	7,372	5,529
Total deferred commissions	$12,218	$8,181	$12,218	$8,181

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

or less will be accounted for similar to existing guidance for operating leases today. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 942, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The new leasing guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt ASU 2016-02 on January 1, 2020 using the modified retrospective transition approach through a cumulative-effect adjustment in the first quarter of 2020. Based on the Company’s current operating lease portfolio, the Company expects that the majority of its operating lease commitments will materially increase total assets and total liabilities on its condensed consolidated balance sheet upon adoption. The Company is continuing to evaluate the impact of ASU 2016-02, so an estimated dollar value impact has not been determined. The Company does not believe that ASU 2016-02 will have a material impact on its condensed consolidated statements of operations and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. The updated guidance is effective for all entities for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted. Further, an entity is permitted to early adopt any removed or modified disclosures upon the issuance of ASU 2018-13 while delaying the adoption of the additional disclosures until their effective date. The Company will adopt ASU 2018-13 in the first quarter of 2020 and though the Company is currently assessing the impact of adopting the updated provisions, it is not expected to have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in a cloud computing arrangement to be deferred over the noncancelable term of the cloud computing arrangement plus any optional renewal periods that (1) are reasonably certain to be exercised by the customer, or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021, though early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its condensed consolidated financial statements.

3.       Fair Value of Financial Instruments

For financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period, the Company uses a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Money market funds	$50,718	$—	$—	$50,718

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Money market funds	$57,974	$—	$—	$57,974

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 7).

4.       Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Computer equipment	$5,456	$4,218
Furniture and fixtures	2,540	1,920
Purchased computer software	785	450
Leasehold improvements	4,817	2,868
Other	444	363
Property and equipment, gross	14,042	9,819
Less: Accumulated depreciation	(5,816)	(4,189)
Property and equipment, net	$8,226	$5,630

Depreciation expense for the three months ended September 30, 2019 and 2018 was $0.7 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $2.1 million and $1.6 million, respectively.

5.       Business Combinations

Elastic Beam Inc. Acquisition

On April 5, 2018, Ping Identity Corporation acquired 100% of the voting equity interest in Elastic Beam Inc., a Delaware Corporation (“Elastic Beam”). Elastic Beam is a machine learning/artificial intelligence API behavioral security software which detects, reports and stops cyberattacks on data and applications via APIs. The purpose of this acquisition was to expand the Company’s capabilities in identity security, particularly with regard to artificial intelligence.

The total purchase price was $19.0 million, which includes up-front cash consideration of $17.4 million that was funded with existing cash resources, and $1.6 million, of which $1.1 million and $0.5 million is

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

payable on the first and second anniversary of the acquisition, respectively. During the nine months ended September 30, 2019, the Company paid the first anniversary payment of $1.1 million.

$4.8 million and $4.2 million of contingent compensation is payable on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates. As these payments are subject to the continued employment of those individuals, they will be recognized through compensation expense as incurred. During the nine months ended September 30, 2019, the Company paid the first anniversary payment of $4.8 million.

The following table summarizes the allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	April 5, 2018	Useful Life
	(in thousands)
Fair value of net assets acquired
In process research and development	$3,006	Indefinite
Goodwill	15,972	Indefinite
Deferred tax asset	108
Other assets	3
Total assets acquired	19,089
Deferred revenue	(115)
Total liabilities assumed	(115)
Net assets acquired	$18,974

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating Elastic Beam’s behavioral security software with the Company’s existing security platform. None of the goodwill is deductible for tax purposes. The Company incurred $0.6 million of acquisition-related expenses in conjunction with the Elastic Beam acquisition which are included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2018.

Additional Acquisition Related Information

The operating results of Elastic Beam are included in the Company’s consolidated statements of operations from the date of acquisition. Revenue and earnings of Elastic Beam since the date of acquisition and pro forma results of operations have not been prepared because the effect of the acquisition was not material to the consolidated statements of operations.

6.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance were as follows:

September 30,
2019
(in thousands)
Beginning balance	$417,696
Additions to goodwill related to acquisitions	—
Ending balance	$417,696

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s intangible assets as of September 30, 2019 were as follows:

	September 30, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in thousands)
Developed technology	$107,938	$(39,053)	$68,885
Customer relationships	94,875	(24,329)	70,546
Trade names	56,612	(18,339)	38,273
Capitalized internal-use software	18,681	(5,258)	13,423
Other intangible assets	1,059	(489)	570
Total intangible assets subject to amortization	279,165	(87,468)	191,697
In-process research and development	586	—	586
Total intangible assets	$279,751	$(87,468)	$192,283

The Company’s intangible assets as of December 31, 2018 were as follows:

	December 31, 2018
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in thousands)
Developed technology	$107,938	$(29,433)	$78,505
Customer relationships	94,875	(18,702)	76,173
Trade names	56,436	(14,084)	42,352
Product backlog	2,185	(2,117)	68
Capitalized internal-use software	11,422	(2,995)	8,427
Non-compete agreements	1,224	(1,014)	210
Other intangible assets	1,055	(333)	722
Total intangible assets subject to amortization	275,135	(68,678)	206,457
In-process research and development	586	—	586
Total intangible assets	$275,721	$(68,678)	$207,043

Amortization expense for the three months ended September 30, 2019 and 2018 was $7.5 million and $7.0 million, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $22.2 million and $21.4 million, respectively. During the three and nine months ended September 30, 2018, $3.0 million of in-process research and development was reclassified to developed technology when ready for intended use.

As of September 30, 2019, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	September 30, 2019
(in thousands)
2019 (remaining three months)	$7,657
2020	30,622
2021	29,837
2022	27,982
2023	25,641
Thereafter	69,958
Total	$191,697

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.       Debt

In 2016, the Company entered into credit facilities with a consortium of lenders comprised of (a) a term loan in an initial principal amount of $150.0 million, which was borrowed on June 30, 2016 and subsequently increased on August 3, 2016 by $20.0 million (the ‘‘2016 Term Loan’’), and (b) a revolving line of credit in a principal committed amount of $10.0 million (the ‘‘2016 Revolver’’ and, collectively with the 2016 Term Loan, the ‘‘2016 Credit Facilities’’). The 2016 Credit Facilities had a maturity date of June 30, 2021.

In 2018, the Company refinanced its outstanding debt. In connection with the refinancing, the Company entered into new credit facilities with a consortium of lenders comprised of (a) a term loan with a principal amount of $250.0 million (the “2018 Term Loan”) and (b) a revolving line of credit in a principal committed amount of $25.0 million (the “2018 Revolver” and, collectively with the 2018 Term Loan, the “2018 Credit Facilities”). The 2018 Term Loan and 2018 Revolver mature on January 25, 2025 and January 25, 2023, respectively. Borrowings under the 2018 Credit Facilities are collateralized by substantially all of the assets of the Company.

In conjunction with entering into the 2018 Credit Facilities, the Company paid all of the remaining balances of the 2016 Term Loan and terminated the 2016 Revolver, which resulted in a loss on extinguishment of debt of $9.8 million, included in the condensed consolidated statements of operations for the nine months ended September 30, 2018.

Beginning September 2018, 0.25% of the principal amount of the 2018 Term Loan is payable quarterly. In connection with the closing of the IPO on September 23, 2019, the Company repaid $170.3 million of the principal amount of the 2018 Term Loan using the proceeds from the IPO. Prior to paying down a portion of the 2018 Term Loan, the Company had remaining deferred debt issuance costs of $4.6 million. In connection with the debt repayment, the Company elected to proportionately write off a portion of its deferred debt issuance costs based on the percentage of the loan that was repaid. Accordingly, the Company incurred a loss on extinguishment of debt of $3.2 million for the write off of deferred debt issuance costs, included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

The 2018 Term Loan bears interest at the option of the Company at a rate per annum equal to (a) an adjusted LIBO rate (with a floor of 1.00% per annum) plus an applicable margin of 3.75%, payable on the last day of the applicable interest period applicable thereto (“Eurodollar” loan), or (b) the alternate base rate (with a floor of 2.00% per annum) plus an applicable margin of 2.75%, payable quarterly in arrears the last business day of each March, June, September and December. The 2018 Term Loan was borrowed as a Eurodollar loan.

The Company recognized $3.6 million and $3.7 million in interest expense for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized $11.4 million and $11.1 million in interest expense, respectively.

As of September 30, 2019 and December 31, 2018, the Company’s outstanding long-term debt balance was $74.8 million and $241.1 million, respectively (net of the current portion of long-term debt of $0.8 million and $2.5 million, and debt issuance costs of $1.4 million and $5.2 million, respectively), which was included in long-term debt. Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During the three months ended September 30, 2019 and 2018, the Company amortized $0.2 million of debt issuance costs. During the nine months ended September 30, 2019 and 2018, the Company amortized $0.6 million and $0.7 million of debt issuance costs, respectively.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future principal payments on outstanding borrowings as of September 30, 2019 are as follows:

Year Ending December 31,	September 30, 2019
(in thousands)
2019 (remaining three months)	$193
2020	774
2021	774
2022	774
2023	774
Thereafter	73,718
Total	$77,007

8.       Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded $4.0 million and $1.0 million as its benefit for income taxes, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded $5.2 million and $1.4 million as its benefit for income taxes, respectively. The key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments. The increase in the tax benefit for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 also relates to the finalization of an R&D study in the three months ended September 30, 2019 which generated a tax benefit of $4.6 million, of which the Company partially offset with an unrecognized tax benefit reserve of $0.9 million.

Additionally, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly changed U.S. income tax law by, among other things, reducing the U.S. federal income tax rate from 35 percent to 21 percent, transitioning from a global tax system to a modified territorial tax system and limiting the tax deduction for interest expense. The Company has included the impact of the Tax Act in its benefit (provision) for income taxes. The Tax Act also added new provisions for global intangible low-taxed income (“GILTI”), which requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets that became applicable in fiscal year 2019. Under these new provisions, the Company is allowed to make an accounting policy choice of either (1) treating taxes due for GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company elected to treat the taxes due for GILTI as a current-period expense when incurred.

9.       Stockholders’ Equity

On June 30, 2016, the Board of Directors and stockholders approved the Second Amended and Restated Certificate of Incorporation authorizing the Company to issue up to 85,000,000 shares of common stock and 34,000,000 shares of preferred stock (each after giving effect to the stock split as described in Note 2), each with a par value of $0.001 per share. On September 5, 2019 in connection with the stock split, the Company’s Board of Directors and stockholders approved the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 85,000,000 shares to 500,000,000 shares and to increase the number of authorized shares of preferred stock from 34,000,000 shares to 50,000,000 shares. The par value of the common and preferred stock remained at $0.001 per share.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Common stock

The Company’s Third Amended and Restated Certificate of Incorporation, which the Board of Directors approved on September 18, 2019 and the stockholders approved on September 23, 2019, authorizes issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share. The common stock confers upon its holders the right to vote on all matters to be voted on by the stockholders of the Company (with each share representing one vote) and to ratably participate in any distribution of dividends or payments in the event of liquidation or dissolution on a per share basis. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

As described in Note 2, the Company issued and sold 12,500,000 shares of common stock to the public in conjunction with the closing of its IPO on September 23, 2019.

Preferred stock

As of September 30, 2019, the Company was authorized, without stockholder approval but subject to any limitations prescribed by law, to issue up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. As of September 30, 2019, the Board of Directors was also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of September 30, 2019 and December 31, 2018, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

10.     Stock-Based Compensation

On June 30, 2016, the Company established the 2016 Stock Option Plan (the ‘‘2016 Plan’’). The 2016 Plan provides for grants of restricted stock units and stock options to executives, directors, consultants, advisors and key employees which allow option holders to purchase stock in Ping Identity Holding Corp. The Company has 6,800,000 shares of common stock reserved for issuance under the 2016 Plan.

In conjunction with the closing of the IPO on September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan is 9,300,000 shares.

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Sales and marketing	$283	$184	$693	$535
Research and development	225	76	658	184
General and administrative	1,190	444	2,446	1,265
Total	$1,698	$704	$3,797	$1,984

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. The weighted-average grant-date fair value of RSUs granted during the three months ended September 30, 2019 was $19.69. No RSUs were granted during the three months ended September 30, 2018. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2019 and 2018 was $19.06 and $9.39, respectively. The total intrinsic value of RSUs vested during the three months ended September 30, 2019 and 2018 was $0.6 million and $0.0 million, respectively. The total intrinsic value of RSUs vested during the nine months ended September 30, 2019 and 2018 was $0.7 million and $0.1 million, respectively. As of September 30, 2019, there was $1.4 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2018	37,272	$8.29
Granted	107,440	19.06
Forfeited/canceled	—	—
Vested	(57,162)	12.25
Unvested as of September 30, 2019	87,550	$18.92

Stock Options

During the three months ended September 30, 2018, the Company granted 571,203 time-based options and 285,602 options subject to performance and market conditions, both of which grant the holder the option to purchase common stock upon vesting. During the nine months ended September 30, 2018, the Company granted 712,873 time-based options and 356,438 options subject to performance and market conditions. No options were granted during the three or nine months ended September 30, 2019.

The fair value of each time-based option is estimated on the date of the grant using the Black-Scholes option pricing model. For awards subject to performance and market conditions, the Company uses a Monte Carlo simulation model, which utilizes multiple inputs to estimate the probability that market conditions will be achieved. Both models require highly subjective assumptions as inputs, including the fair value of the shares of common stock underlying the Company’s stock options. Prior to the IPO, there was no public market for the Company’s common stock, so the fair value of the shares of common stock was established by the Board of Directors using various inputs, including an independent valuation. Following the IPO, the Company’s shares are traded in the public market, and accordingly the Company uses the applicable closing price of its common stock on the grant date to determine fair value.

The following assumptions were used for time-based options granted during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Risk-free rate	—%		2.9% - 3.0%		—%		2.7% - 3.0%
Expected term	—	years	6.1	years	—	years	6.1	years
Dividend yield	—		—		—		—
Volatility	—%		41%		—%		39% - 41%
Weighted-average grant date fair value of options granted during period	$ —		$ 4.57		$ —		$ 4.38

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following assumptions were used for awards subject to performance and market conditions that were granted during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Risk-free rate	—%		2.7%		—%		2.5% - 2.7%
Expected term	—	years	1.8	years	—	years	1.8 - 3.3	years
Dividend yield	—		—		—		—
Volatility	—%		45%		—%		45% - 55%
Weighted-average grant date fair value of options granted during period	$ —		$ 1.96		$ —		$ 2.13

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	6,398,982	$9.31	8.4	$25,678
Granted (unaudited)	—	—		—
Forfeited/canceled (unaudited)	(147,333)	7.85		1,346
Exercised (unaudited)	(199,522)	7.88		2,007
Outstanding as of September 30, 2019	6,052,127	$9.39	7.7	$47,569

As of September 30, 2019:
Vested and expected to vest	4,007,587	$9.40	7.7	$31,459
Vested and exercisable	2,105,221	$8.18	7.1	$19,103

As of September 30, 2019, unamortized stock-based compensation expense related to the time-based awards was $7.4 million, which will be recognized over the remaining weighted-average vesting term of 2.5 years. In conjunction with the IPO, the Company modified the vesting conditions of these awards to provide for the o3ptions to. vest and become exercisable following an IPO and registration of shares of common stock of Ping Identity Holding Corp. and Vista Equity Partners (“Vista”) realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. Though the recognition of the remaining unamortized stock-based compensation expense may be accelerated, the modification did not result in incremental compensation cost.

For the awards subject to performance and market conditions, unrecognized stock-based compensation expense as of December 31, 2018 was $5.3 million. In conjunction with the IPO, the Company also modified the vesting conditions of these awards to provide for the options to vest and become exercisable following an IPO and registration of shares of common stock of Ping Identity Holding Corp. and Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. In accordance with ASC 718, the Company calculated the fair value of these options on the date of modification, noting an increase in the fair value from $5.1 million to $9.0 million on the date of modification, with the incremental increase in fair value representing additional unrecognized stock-based compensation expense. The following assumptions were used in calculating the fair value of these awards on the date of modification:

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Risk-free rate	1.7%
Expected term	2.3	years
Dividend yield	—
Volatility	47.0%
Weighted-average fair value of modified options	$ 4.41

As of September 30, 2019, these awards were not considered probable of meeting vesting requirements and accordingly, no expense was recorded and the timing of when this expense will be recognized is unknown.

Long-Term Incentive Plan

In conjunction with the IPO, the Company amended its long-term incentive plan (“LTIP”) which could provide cash compensation to certain employees upon vesting and are thus liability-classified awards. Grants under the plan are expected to vest following an IPO and registration of shares of common stock of Ping Identity Holding Corp. and Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. The awards expire upon the earlier of (i) the sale of Vista’s shares of common stock of Ping Identity Holding Corp., or (ii) August 2, 2026. The Company will remeasure the fair value of the awards at each reporting period until the awards are settled, which includes the evaluation of the probability of the awards meeting vesting conditions. As of September 30, 2019, these awards were not considered probable of meeting the vesting requirements and accordingly, no expense was recorded during the three or nine months ended September 30 2019 and the timing of when this expense will be recognized is unknown. During future reporting periods, if the awards are considered to be probable of meeting vesting requirements, this could result in a total expense of at least $17.5 million.

11.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which owned a majority of the Company during the three and nine months ended September 30, 2019 and 2018. During the three and nine months ended September 30, 2019 and 2018, the Company paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for Vista were $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The total expenses incurred by the Company for Vista were $1.0 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. The Company had $0.1 million and $0.3 million in accounts payable related to these expenses at September 30, 2019 and December 31, 2018, respectively.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue of $0.2 million during the three months ended September 30, 2019 and 2018. The Company recognized revenue of $0.4 million and $1.7 million during the nine months ended September 30, 2019 and 2018, respectively. The Company had $0.1 million and $0.5 million in accounts receivable related to these agreements at September 30, 2019 and December 31, 2018, respectively.

As discussed in Note 7, the Company entered into the 2018 Term Loan and 2018 Revolver on January 25, 2018 with a consortium of lenders for a principal amount of $250.0 million and principal committed amount of $25.0 million, respectively. At September 30, 2019 and December 31, 2018, affiliates of Vista held $10.8 million and $34.8 million of the 2018 Term Loan, respectively and there were no amounts drawn on the 2018 Revolver. In conjunction with the repayment of debt using proceeds from the IPO as described in Note 7, Vista received proceeds of $23.8 million. During the three months ended September 30, 2019 and 2018, affiliates of Vista were paid $23.9 million (inclusive of the proceeds received from the repayment of debt upon IPO) and $0.1 million in principal, respectively, and $0.5 million in interest on the portion of the 2018 Term Loan held by them. During the nine months ended September 30, 2019 and 2018, affiliates of Vista were paid $24.0 million (inclusive of the proceeds

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

received from the repayment of debt upon IPO) and $0.1 million in principal, respectively, and $1.6 million and $1.4 million in interest on the portion of the 2018 Term Loan, respectively, held by them.

12.     Commitments and Contingencies

Letters of Credit

As of September 30, 2019 and December 31, 2018, the Company had outstanding letters of credit under an office lease agreement that totaled $0.7 million and $0.6 million, respectively, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at September 30, 2019 and December 31, 2018.

Leases

The Company leases office space and certain office equipment under noncancelable leases. Most of the leases contain renewal options at then market rates.

At September 30, 2019, future minimum lease payments under the existing leases were as follows:

Year Ending December 31,	September 30, 2019
(in thousands)
2019 (remaining three months)	$673
2020	3,664
2021	3,765
2022	3,784
2023	3,844
Thereafter	7,352
Total	$23,082

Rent expense under noncancelable operating leases totaled $1.0 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. Rent expense under noncancelable operating leases totaled $2.6 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Hosting Services Agreement

In December 2018, the Company entered into a non-cancelable contractual agreement for hosting services for the period from January 1, 2019 until December 31, 2019. The Company is required to pay a minimum annual commitment of $5.6 million for these services, of which 50% was paid upfront in December 2018. $1.4 million was paid during the three and nine months ended September 30, 2019, and the Company expects to pay an additional $1.4 million during the remaining three months of the year ended December 31, 2019.

Employee Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) in which full-time U.S. employees are eligible to participate on the first day of the subsequent month of his or her date of employment. The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. Employees in the United Kingdom and Canada are covered by defined contribution savings arrangements that are administered based upon the legislative and tax requirements of the respective countries.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company made contributions to its employee benefit plans of $0.7 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively. The Company made contributions to its employee benefit plans of $2.1 million and $1.4 million during the nine months ended September 30, 2019 and 2018, respectively.

Litigation

From time to time, the Company may be subject to various claims, charges and litigation. The Company records a liability when it is both probable that a liability will be incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity.

13.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(595)	$(5,621)	$(3,718)	$(11,377)
Denominator:
Weighted-average common stock outstanding - basic and diluted	66,269	65,004	65,436	65,002
Net loss per share:
Basic and diluted	$(0.01)	$(0.09)	$(0.06)	$(0.18)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
RSUs	88	37	88	37
Stock options	4,008	3,563	4,008	3,563
Total antidilutive shares	4,096	3,600	4,096	3,600

14.     Subsequent Events

After September 30, 2019, the Company granted an aggregate of 1,315,121 RSUs to its employees under the 2019 Omnibus Incentive Plan. These RSUs have a grant date fair value of $21.1 million that is expected to be recognized over a weighted-average vesting period of approximately four years.

Additionally, in connection with the Company’s IPO in September 2019, the underwriters were given the option to purchase up to an additional 1,875,000 shares of common stock at the initial public offering price per share of $15.00 less the underwriting discount. On October 18, 2019, the underwriters exercised their overallotment option in full and on October 22, 2019, the Company completed the sale of an additional 1,875,000 shares of common stock, receiving net proceeds of $26.2 million. After the closing of the sale of the additional shares, the Company used the incremental proceeds to repay $26.1

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

million of outstanding principal on its 2018 Term Loan, of which Vista received $3.7 million of the proceeds.

Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may include words such as ‘‘anticipate’’, ‘‘estimate’’, ‘‘expect’’, ‘‘project’’, ‘‘plan’’, ‘‘intend’’, ‘‘believe’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘can have’’, ‘‘likely’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” and other important factors disclosed previously in our other filings with the SEC which include, but are not limited to:

●	our ability to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences;
●	our ability to enhance and deploy our cloud-based offerings while continuing to effectively offer our on-premise offerings;
●	our ability to maintain or improve our competitive position;
●	the impact on our business of a network or data security incident or unauthorized access to our network or data or our customers' data;
●	the effects on our business if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions that achieve market acceptance;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges;
●	our dependence on our senior management team and other key employees;
●	our ability to enhance and expand our sales and marketing capabilities;
●	our ability to attract and retain highly qualified personnel to execute our growth plan;
●	the risks associated with interruptions or performance problems of our technology, infrastructure and service providers;
●	our dependence on Amazon Web Services cloud infrastructure services;
●	the impact of data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic and foreign laws and regulations;
●	the impact of volatility in quarterly operating results;
●	the risks associated with our revenue recognition policy and other factors may distort our financial results in any given period;
●	the effects on our customer base and business if we are unable to enhance our brand cost-effectively;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	the potential adverse impact of legal proceedings;
●	the impact of our frequently long and unpredictable sales cycle;
●	our ability to identify suitable acquisition targets or otherwise successfully implement our growth strategy;
●	the impact on our business and reputation if we are unable to provide high-quality customer support;
●	our dependence on strategic relationships with third parties;
●	the impact of adverse general and industry-specific economic and market conditions and reductions in IT and identity spending;
●	the ability of our platform and solutions to interoperate with our customers' existing or future IT infrastructures;
●	our dependence on adequate research and development resources and our ability to successfully complete acquisitions;
●	our dependence on the integrity and scalability of our systems and infrastructures;

●	our reliance on software and services from other parties;
●	the impact of real or perceived errors, failures, vulnerabilities or bugs in our solutions;
●	our ability to protect our proprietary rights;
●	the risks associated with our use of open source software in our solutions and subscriptions;
●	our reliance on SaaS vendors to operate certain functions of our business;
●	the risks associated with indemnity provisions in our agreements; and
●	the risks associated with liability claims if we breach our contracts.

Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. The forward-looking statements included in this Quarterly Report on Form 10-Q relate only to events as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "Ping Identity," the “Company,” “we,” “us” and “our” refer to Ping Identity Holding Corp. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in the IPO Prospectus.

Overview

Ping Identity is pioneering Intelligent Identity. We enable secure access to any service, application or API from any device. Our Intelligent Identity Platform can leverage artificial intelligence (“AI”) and machine learning (“ML”) to analyze device, network, application and user behavior data to make real-time authentication and security control decisions, enhancing the user experience. Our platform is designed to detect anomalies and automatically insert additional security measures, such as multi-factor authentication, only when necessary. We built our platform to meet the requirements of the most demanding enterprises. Our platform can be deployed across cloud, hybrid and on-premise infrastructures and offers a comprehensive suite of turnkey integrations, and is able to scale to millions of identities and thousands of cloud and on-premise applications.

Our Intelligent Identify Platform can secure all primary use cases, including customer, employee, partner and the Internet of Things (“IoT”). For example, enterprises can use our platform to enhance their customers’ user experience by creating a single ID and login across web and mobile properties. Enterprises can also use our platform to provide their employees and commercial partners with secure, seamless access from any device to the applications, data and APIs they need to be productive. Enterprises are increasingly using our platform to manage and authenticate identities in a variety of IoT devices, such as connected vehicles and consumer devices.

Our Intelligent Identity Platform is comprised of six solutions that can be purchased individually or as a set of integrated offerings for the customer, employee, partner or IoT use case:

●	secure single sign-on (“SSO”);
●	adaptive multi-factor authentication (“MFA”);
●	security control for applications and APIs (“Access Security”);
●	personalized and unified profile directories (“Directory”);
●	data governance to control access to identity data (“Data Governance”); and
●	artificial intelligence and machine learning powered API security (“API Intelligence”).

Our offerings are predominately priced based on the number of identities, solutions and use cases. We sell our platform through subscription-based contracts, and substantially all of our customers pay annually in advance. We sell our solutions primarily through direct sales, which are enhanced by collaboration with our channel partners, resellers, system integrators and technology partners and includes sourcing new leads, aiding in pre-sale processes such as proof of concepts, demos or requests for proposals and reselling our solutions to customers. We also leverage a number of our channel partners and system integrators to provide the implementation services for some of our larger and more complex deployments, significantly increasing the time-to-value for our customers and maximizing the efficiency of our go-to-market efforts.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Generate Additional Sales to Existing Customers

As part of our land and expand strategy, a customer journey often begins with the purchase of one of our solutions for one use case. Once customers realize the value of that solution, their spend with us expands by (i) adopting another identity use case, (ii) deploying additional solutions and/or (iii) adding more identities over time.

Our future revenue growth is dependent upon our ability to continue to expand our customers’ use of our platform. Our ability to increase sales to existing customers will depend on a number of factors, including satisfaction or dissatisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion.

Increase the Size of our Customer Base

We believe there is significant opportunity to increase market adoption of our platform by new customers. Our SSO, Access Security and Directory solutions often replace legacy and homegrown systems. We also have significant greenfield opportunities with our MFA, Data Governance and API Intelligence solutions and, increasingly, the IoT use case. To increase our customer base, we plan to expand our sales force and channel partner network, both domestically and internationally, enhance our marketing efforts and target new buyers. For example, we have extended our cloud-based offering to target developers, who represent a new potential buyer for us. Over time, we believe sales to developers could increase the size of our customer base.

Maintain our Technology Differentiation and Product Leadership

Our Intelligent Identity Platform is designed for large enterprises with complex, hybrid IT requirements. We have spent over a decade building a standards-based platform with turnkey integrations designed to ensure that large enterprises can easily and rapidly deploy our platform within their complex infrastructures. We intend to continue making investments in research and development to extend our platform and technology capabilities while also expanding our solutions to address new use cases. For example, we recently released our API Intelligence solution that is designed to dynamically discover APIs that are inadvertently exposed and automatically detect and block attacks.

Invest for Growth

We believe that our market opportunity is large, and we plan to invest in order to continue to support further growth. This includes investing in our sales force and expanding our network of channel partners, resellers, system integrators and technology partners with which we partner to sell our Intelligent Identity Platform, both domestically and internationally. We have a large and growing international presence and intend to grow our customer base in various international regions by making investments in our sales team globally. For the nine months ended September 30, 2019, our international revenue was 22% of our total revenue. We expect international sales to be a meaningful revenue contributor in future periods.

During 2018, we made a decision with our board of directors to accelerate investments in our business to take advantage of our large market opportunity. Specifically, we invested in enhancing our salesforce globally to increase our selling capacity and capitalize on our large market opportunity. In addition, we have invested in new cloud-based offerings to broaden our Intelligent Identity Platform and the scope of our solutions to cover new identity security threats, such as APIs. We also invested in deploying our platform as a single tenant cloud-based offering, managed by us, to help extend the reach of our solutions within our customers’ infrastructures, while providing them with the level of control and configuration they require. We have seen progress with these investments and expect to continue to invest heavily in these areas in the near future. However, we are not expecting these investments to provide our business with meaningful increases to ARR growth in the immediate term as we expect natural purchasing cycles will affect the speed of market adoption.

Seasonality

Given the purchasing patterns of our enterprise customers, we typically experience seasonality in terms of when we receive orders from our customers. Our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically June 30 or December 31. Because of these purchasing patterns, a greater percentage of our annual subscription revenue from term-based licenses, the revenue from which is recognized up front at the later of delivery or commencement of the license term, has come from our second and fourth quarters than from other quarters. For the year ended December 31, 2018, 25% and 30% of our annual revenue was in our second and fourth quarter, respectively. We believe this seasonality will continue to affect our quarterly results and may become more pronounced.

Key Business Metrics

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Annual Recurring Revenue

ARR represents the annualized value of all subscription contracts as of the end of the period. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR only includes the annualized value of subscription contracts. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

Our ARR was $206.7 million and $167.7 million at September 30, 2019 and September 30, 2018, respectively, representing year-over-year growth of 23%.

Dollar-Based Net Retention Rate

To further illustrate the land and expand economics of our customer relationships, we examine the rate at which our customers increase their subscriptions for our solutions. Our dollar-based net retention rate measures our ability to increase revenue across our existing customer base through expanded use of our platform, offset by customers whose subscription contracts with us are not renewed or renew at a lower amount.

We calculate our dollar-based net retention rate as of the end of a reporting period as follows:

●	Denominator. We measure ARR as of the last day of the prior reporting period.
●	Numerator. We measure ARR as of the last day of the current reporting period from customers with associated ARR as of the last day of the prior reporting period.

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 115% at September 30, 2019. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA and API Intelligence, will continue to support our high dollar-based net retention rate.

Large Customers

We believe that our ability to increase the number of customers on our platform, particularly the number of customers with greater than ARR of $250,000, demonstrates our focus on the large enterprise market and our penetration within those enterprises. Increasing awareness of our platform, further developing our sales and marketing expertise and channel partner ecosystem, and continuing to build solutions that address the unique identity needs of large enterprises have increased our number of large customers across industries. We believe there are significant upsell and cross-sell opportunities within our customer base by expanding the number of use cases, adding additional identities and selling new solutions.

Our customers with ARR over $250,000 increased from 188 at September 30, 2018 to 227 at September 30, 2019, representing a year-over-year growth rate of 21%.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Free Cash Flow

Free Cash Flow is a supplemental measure of liquidity that is not made under GAAP and that does not represent, and should not be considered as, an alternative to cash flow from operations, as determined by GAAP. We define Free Cash Flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized software development costs.

We use Free Cash Flow as one measure of the liquidity of our business. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment and capitalized software development costs, can be used for strategic initiatives, including investing in our business and selectively pursuing acquisitions and strategic investments. We further believe that historical and future trends in Free Cash Flow, even if negative, provide useful information about the amount of cash generated (or consumed) by our operating activities that is available (or is not available) to be used for strategic initiatives. For example, if Free Cash Flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. We also believe that the use of Free Cash Flow enables us to more effectively evaluate our liquidity period-over-period and relative to our competitors.

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$8,474	$23,685
Less:
Purchases of property and equipment	(4,517)	(2,081)
Capitalized software development costs	(7,260)	(4,314)
Free Cash Flow	$(3,303)	$17,290
Net cash used in investing activities	$(12,077)	$(23,809)
Net cash provided by financing activities	$1,974	$68,168
Cash paid for interest	$11,441	$9,646

Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Free Cash Flow does not represent the total increase or decrease in our cash balance for a given period. Because of these limitations, Free Cash Flow should not be considered as a replacement for cash flow from operations, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Non-GAAP Gross Profit

Non-GAAP Gross Profit is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined by GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for stock-based compensation expense and certain amortization expense of acquired intangible assets and software developed for internal use.

We use Non-GAAP Gross Profit to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Non-GAAP Gross Profit is a useful measure to us and to our investors because it provides consistency and comparability with our past financial performance and between fiscal periods, as the metric generally eliminates the effects of the variability of amortization of acquired intangibles and internal-use software from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of this measure enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$47,525	$31,197	$134,852	$109,487
Amortization expense	4,159	3,549	11,981	10,613
Non-GAAP Gross Profit	$51,684	$34,746	$146,833	$120,100

Non-GAAP Gross Profit has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Gross Profit should not be considered as a replacement for gross profit, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance that is not made under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss), as determined by GAAP. We define Adjusted EBITDA as net income (loss), adjusted for interest expense, loss on extinguishment of debt, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, acquisition-related expense and other (income) expense.

We use Adjusted EBITDA to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted EBITDA facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(595)	$(5,621)	$(3,718)	$(11,377)
Interest expense(1)	3,818	3,959	12,067	11,750
Loss on extinguishment of debt	3,150	—	3,150	9,785
Benefit for income taxes	(3,986)	(983)	(5,227)	(1,374)
Depreciation and amortization	8,219	7,525	24,315	22,945
Stock-based compensation expense	1,698	704	3,797	1,984
Acquisition-related expense(2)	522	1,753	2,799	4,928
Other (income) expense, net(3)	992	131	767	1,043
Adjusted EBITDA	$13,818	$7,468	$37,950	$39,684
(1)	Includes amortization of debt issuance costs.
(2)	Acquisition-related expense for the three months ended September 30, 2019 and 2018, respectively, included $0.5 million and $1.7 million of contingent compensation and retention expense related to the acquisition of Elastic Beam. Acquisition-related expense for the nine months ended September 30, 2019 and 2018, respectively, included $2.8 million and $3.5 million of contingent consideration and retention expense related to the Elastic Beam acquisition. For more information related to our acquisition of Elastic Beam and the payment of contingent compensation, please refer to Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)	See this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the components of other (income) expense.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Adjusted EBITDA should not be considered as a replacement for net income (loss), as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Components of Results of Operations

Revenue

We recognize revenue under ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

We derive revenue primarily from sales of subscriptions for our solutions to new and existing customers and, to a lesser extent, sales of professional services.

Subscription.   Subscription revenue includes subscription term-based license revenue for solutions deployed on-premise within the customer’s IT infrastructure or in a third-party cloud of their choice, subscription support and maintenance revenue from such deployments, and SaaS subscriptions, which give customers the right to access our cloud-hosted software solutions. We typically invoice subscription fees annually in advance, though certain contracts require invoicing for the entire subscription in advance. Subscription term-based license revenue is recognized upon transfer of control of the software, which occurs at delivery or when the license term commences, if later. All of our support and maintenance revenue and revenue from SaaS subscriptions is recognized ratably over the term of the applicable agreement.

For the three months ended September 30, 2019 and 2018, 67% and 59%, respectively, of our revenue was from subscription term-based licenses. For the nine months ended September 30, 2019 and 2018, 66% and 64%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

●	the type of new and renewed subscriptions (i.e., term-based or SaaS); and
●	the duration of new and renewed term-based subscriptions.

While the number of new and increased subscriptions during a period impacts our subscription revenue growth, the type and duration of those subscriptions has a significantly greater impact on the amount and timing of revenue recognized in a period. Subscription revenue from term-based licenses is recognized at the beginning of the subscription term, while subscription revenue from SaaS and support and maintenance is recognized ratably over the subscription term. As a result, our revenue may fluctuate due to the timing of term-based licensing transactions. In addition, keeping other factors constant, when the percentage of subscription term-based licenses to total subscriptions sold or renewed in a period increases relative to the prior period, revenue growth will increase. Conversely, when the percentage of subscription SaaS and support and maintenance to total subscriptions sold or renewed in a period increases, revenue growth will generally decrease. Additionally, a multi-year subscription term-based license will generally result in greater revenue recognition up-front relative to a one-year subscription term-based license. Therefore, keeping other factors constant, revenue growth will also trend higher in a period where the percentage of multi-year subscription term-based licenses to total subscription term-based licenses increases.

Professional Services and Other.   Professional services and other revenue consists primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions, as well as training services related to the configuration and operation of our solutions. Our professional services are generally priced on a time and materials basis, which is generally invoiced monthly and for which revenue is recognized as the services are performed. Revenue from our training services and sponsorship fees is recognized on the date the services are complete. Over time, we expect our professional services revenue to remain relatively stable as a percentage of total revenue.

Cost of Revenue

Subscription.   Subscription cost of revenue consists primarily of employee compensation costs for employees associated with supporting our subscription arrangements and certain third-party expenses. Employee compensation and related costs include cash compensation and benefits to employees, costs of third-party contractors and associated overhead costs. Third-party expenses consist of cloud infrastructure costs and other expenses directly associated with our customer support. We expect our subscription cost of revenue to increase in absolute dollars to the extent our subscription revenue increases.

Professional Services and Other.   Professional services and other cost of revenue consists primarily of employee compensation costs directly associated with delivery of professional services and training, costs of third-party contractors, facility rental charges and other associated overhead costs. We expect our professional services and other cost of revenue to increase in absolute dollars relative to the growth of our business.

Amortization Expense.   Amortization expense consists of amortization of developed technology and internal-use software.

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, including the timing of our acquisition of new customers and our renewal of and follow-on sales to existing customers, the mix of subscriptions for term-based licenses and SaaS subscriptions that we sell, the costs associated with operating our platform, the extent to which we expand our customer support team and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. We expect our gross profit to increase in absolute dollars but our gross margin to remain consistent in the near term because we expect cost of subscription revenue to increase consistently with the growth in our subscription revenue, although our gross margin could fluctuate from period to period depending on the interplay of all of these factors.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as depreciation and amortization. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expense.

Sales and Marketing.   Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Certain sales commissions earned by our sales force on subscription contracts are deferred and amortized over the period of benefit, which is generally four years. We expect to continue to invest in our sales force domestically and internationally, as well as in our channel relationships. We expect our sales and marketing expenses to increase on an absolute dollar basis and continue to be our largest operating expense category for the foreseeable future.

Research and Development.   Research and development expenses consist primarily of employee compensation costs, allocated overhead and software and maintenance expenses. We will continue to invest in innovation and offer our customers new solutions to enhance our existing platform and expect such investment to increase on an absolute dollar basis as our business grows.

General and Administrative.   General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resource, legal, facilities, accounting and finance, information security and information technology departments. In addition, general and administrative expenses include third-party professional fees, as well as all other supporting corporate expenses not allocated to other departments. General and administrative expense also includes acquisition-related expenses, which primarily consist of third-party expenses related to business acquisitions, such as professional services and legal fees.

We expect our general and administrative expenses to increase on an absolute dollar basis as our business grows. Also, we expect to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and professional services.

Depreciation and Amortization.   Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of definite lived acquired intangible assets such as customer relationships, trade names and non-compete agreements.

Other Income (Expense)

Interest Expense.   Interest expense consists primarily of interest payments on our outstanding borrowings under our credit facilities as well as the amortization of associated deferred financing costs. See “— Liquidity and Capital Resources — Senior Secured Credit Facility.”

Other Income (Expense), Net.   Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency, interest income and other income (expense). As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.

Benefit (Provision) for Income Taxes

Benefit (Provision) for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription	$57,495	$38,481	$161,387	$129,057
Professional services and other	4,270	4,138	13,276	13,012
Total revenue	61,765	42,619	174,663	142,069
Cost of revenue:
Subscription (exclusive of amortization shown below)	5,995	4,526	16,828	12,785
Professional services and other (exclusive of amortization shown below)	4,086	3,347	11,002	9,184
Amortization expense	4,159	3,549	11,981	10,613
Total cost of revenue	14,240	11,422	39,811	32,582
Gross profit	47,525	31,197	134,852	109,487
Operating expenses:
Sales and marketing(1)	17,819	13,690	55,153	41,811
Research and development(1)	11,283	9,634	33,594	26,027
General and administrative(1)	10,984	6,411	26,732	19,490
Depreciation and amortization	4,060	3,976	12,334	12,332
Total operating expenses	44,146	33,711	127,813	99,660
Income (loss) from operations	3,379	(2,514)	7,039	9,827
Other income (expense):
Interest expense	(3,818)	(3,959)	(12,067)	(11,750)
Loss on extinguishment of debt	(3,150)	—	(3,150)	(9,785)
Other income (expense), net	(992)	(131)	(767)	(1,043)
Total other income (expense)	(7,960)	(4,090)	(15,984)	(22,578)
Loss before income taxes	(4,581)	(6,604)	(8,945)	(12,751)
Benefit for income taxes	3,986	983	5,227	1,374
Net loss	$(595)	$(5,621)	$(3,718)	$(11,377)
(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Sales and marketing	$283	$184	$693	$535
Research and development	225	76	658	184
General and administrative	1,190	444	2,446	1,265
Total	$1,698	$704	$3,797	$1,984

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	93%	90%	92%	91%
Professional services and other	7	10	8	9
Total revenue	100	100	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	9	11	10	10
Professional services and other (exclusive of amortization shown below)	7	8	6	6
Amortization expense	7	8	7	7
Total cost of revenue	23	27	23	23
Gross profit	77	73	77	77
Operating expenses:
Sales and marketing	29	32	32	29
Research and development	18	23	19	18
General and administrative	18	15	15	14
Depreciation and amortization	7	9	7	9
Total operating expenses	72	79	73	70
Income (loss) from operations	5	(6)	4	7
Other income (expense):
Interest expense	(6)	(9)	(7)	(8)
Loss on extinguishment of debt	(5)	—	(2)	(7)
Other income (expense), net	(1)	—	—	(1)
Total other income (expense)	(12)	(9)	(9)	(16)
Loss before income taxes	(7)	(15)	(5)	(9)
Benefit for income taxes	6	2	3	1
Net loss	(1)%	(13)%	(2)%	(8)%

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenue:
Subscription	$57,495	$38,481	$19,014	49%	$161,387	$129,057	$32,330	25%
Professional services and other	4,270	4,138	132	3	13,276	13,012	264	2
Total revenue	$61,765	$42,619	$19,146	45%	$174,663	$142,069	$32,594	23%

Total revenue increased by $19.1 million, or 45%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. 99% of the increase in total revenue was due to an increase in subscription revenue of $19.0 million. The remaining $0.1 million of the increase was attributable to an increase in professional services and other revenue.

Total revenue increased by $32.6 million, or 23%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. 99% of the increase in total revenue was due to an increase in subscription revenue of $32.3 million. The remaining $0.3 million of the increase was attributable to an increase in professional services and other revenue.

The table below sets forth the components of subscription revenue for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$28,497	$14,567	$13,930		$80,922	$59,077	$21,845
1-year subscription term-based licenses	12,649	10,673	1,976		33,731	32,118	1,613
Subscription term-based licenses	41,146	25,240	15,906		114,653	91,195	23,458
Subscription SaaS and maintenance and support	16,349	13,241	3,108		46,734	37,862	8,872
Total subscription revenue	$57,495	$38,481	$19,014	49%	$161,387	$129,057	$32,330	25%

Subscription revenue increased 49%, or $19.0 million, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Subscription revenue increased 25%, or $32.3 million, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The changes in subscription revenue were primarily due to the following:

●	Change in subscription type. Subscription term-based license revenue as a percentage of subscription revenue increased from 66% in the three months ended September 30, 2018 to 72% in the three months ended September 30, 2019. Subscription SaaS and support and maintenance as a percentage of total subscription revenue decreased from 34% in the three months ended September 30, 2018 to 28% in the three months ended September 30, 2019. This resulted in greater upfront recognition of revenue from subscriptions entered into or renewed during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Subscription term-based license revenue as a percentage of subscription revenue was 71% in the nine months ended September 30, 2019 and 2018. Subscription SaaS and support and maintenance as a percentage of total subscription revenue was 29% in the nine months ended September 30, 2019 and 2018. As the mix of subscription type stayed consistent between the nine months ended September 30, 2019 and 2018, the increase was attributable to a greater number of subscriptions entered into or renewed in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
●	Change in term-based subscription duration. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 58% in the three months ended September 30, 2018 to 69% in the three months ended September 30, 2019. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 65% in the nine months ended September 30, 2018 to 71% in the nine months ended September 30, 2019. This resulted in more upfront revenue recognition from subscriptions entered into or renewed during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$5,995	$4,526	$1,469	32%	$16,828	$12,785	$4,043	32%
Professional services and other (exclusive of amortization shown below)	4,086	3,347	739	22	11,002	9,184	1,818	20
Amortization expense	4,159	3,549	610	17	11,981	10,613	1,368	13
Total cost of revenue	$14,240	$11,422	$2,818	25%	$39,811	$32,582	$7,229	22%
Gross margin:
Subscription (exclusive of amortization)	90%	88%			90%	90%
Professional services and other (exclusive of amortization)	4%	19%			17%	29%
Total gross margin	77%	73%			77%	77%

Subscription cost of revenue increased by $1.5 million, or 32%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. $0.7 million of the increase was compensation related and primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $0.5 million of the increase was attributable to an increase in cloud-based hosting costs largely associated with the increased adoption of our solutions. Substantially all of the remaining increase in subscription cost of revenue was due to an increase in allocated overhead.

Subscription cost of revenue increased by $4.0 million, or 32%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. $1.9 million of the increase was compensation related and primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $1.3 million of the increase was attributable to an increase in cloud-based hosting costs largely associated with the increased adoption of our solutions. Substantially all of the remaining increase in subscription cost of revenue was due to an increase in allocated overhead.

Professional services and other cost of revenue increased by $0.7 million, or 22%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase related to a $0.8 million increase in compensation-related costs primarily attributable to an increase in headcount to support the growth of our business, partially offset by a $0.1 million decrease in consulting costs.

Professional services and other cost of revenue increased by $1.8 million, or 20%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase related to a $2.7 million increase in compensation-related costs primarily attributable to an increase in headcount to support the growth of our business, partially offset by a $1.1 million decrease in consulting costs. The remaining portion of the increase was primarily attributable to travel costs and allocated overhead.

Amortization expense increased by $0.6 million, or 17%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Amortization expense increased by $1.4 million, or 13%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was attributable primarily to an increase in the amortization of our capitalized software.

Gross Margin.  Subscription gross margin was 90% and 88% for the three months ended September 30, 2019 and 2018, respectively. Subscription gross margin was 90% for the nine months ended September 30, 2019 and 2018. Our subscription gross margin was relatively consistent between periods because our cost of subscription revenue increased relatively consistently with the growth in our subscription revenue period over period.

Professional services and other gross margin decreased to 4% for the three months ended September 30, 2019 compared to 19% for the three months ended September 30, 2018. Professional services and other gross margin decreased to 17% for the nine months ended September 30, 2019 compared to 29% for the nine months ended September 30, 2018. The decrease was attributable primarily to an increase in headcount as we continue to grow our professional services team.

Total gross margin was 77% and 73% for the three months ended September 30, 2019 and 2018, respectively, as the slight increase in our subscription gross margin outweighed the decrease in our professional services and other gross margin. Total gross margin was 77% for the nine months ended September 30, 2019 and 2018 as our total costs of revenue increased period-over-period relative to our total revenue.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$17,819	$13,690	$4,129	30%	$55,153	$41,811	$13,342	32%
Research and development	11,283	9,634	1,649	17	33,594	26,027	7,567	29
General and administrative	10,984	6,411	4,573	71	26,732	19,490	7,242	37
Depreciation and amortization	4,060	3,976	84	2	12,334	12,332	2	—
Total operating expenses	$44,146	$33,711	$10,435	31%	$127,813	$99,660	$28,153	28%

Sales and Marketing.     Sales and marketing expenses increased by $4.1 million, or 30%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. $2.2 million of the increase was the result of increased commissions related to the increase in revenue, the increase in our sales force domestically and internationally and continued investment in our channel relationships. We also experienced increased promotional expenses of $0.6 million primarily related to tradeshows, event sponsorships and marketing around our IPO, and increased partner commissions and consulting costs of $0.5 million. Substantially all of the remaining increase in sales and marketing expenses was the result of increased travel costs and allocated overhead.

Sales and marketing expenses increased by $13.3 million, or 32%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. $8.7 million of the increase was the result of increased commissions related to the increase in revenue, the increase in our sales force domestically and internationally and continued investment in our channel relationships. As our headcount increased, we also experienced a related increase in travel costs of $0.5 million. In addition, we had increased promotional expenses of $1.7 million primarily related to tradeshows and event sponsorships and marketing around our IPO. Substantially all of the remaining increase in sales and marketing expenses was the result of increased partner commissions and consulting costs of $0.7 million, increased costs related to company events of $0.4 million and allocated overhead.

Research and Development.    Research and development expenses increased by $1.6 million, or 17%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. $2.4 million of the increase was compensation related and primarily the result of an increase in headcount to enhance and expand our solutions. The increase in compensation-related expenses was partially offset by a decrease of $1.2 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam that was paid in part in April 2019 (as further discussed in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Substantially all of the remaining increase in research and development expenses was the result of increased consulting expenses, primarily to support our development efforts for our SaaS offerings.

Research and development expenses increased by $7.6 million, or 29%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. $6.8 million of the increase was compensation related and primarily the result of an increase in headcount to enhance and expand our solutions. The increase in compensation-related expenses was partially offset by a decrease of $0.7 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam that was paid in part in April 2019. An additional $1.2 million of the increase related to increased consulting expenses to support our development efforts for our SaaS offerings. Substantially all of the remaining increase in research and development expenses was the result of travel costs and allocated overhead.

General and Administrative.     General and administrative expenses increased by $4.6 million, or 71%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. $3.1 million of the increase was compensation related and primarily the result of an increase in corporate headcount to support the growth and scale of the business. $0.5 million of the increase was attributable to an increase in legal fees related to the IPO. An additional $0.3 million of the increase was due to increased rent expense related to the expansion of our corporate office space. Substantially all of the remaining increase in general and administrative expenses related to increased travel costs, director and officer insurance and overhead.

General and administrative expenses increased by $7.2 million, or 37%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. $7.2 million of the increase was compensation related and primarily the result of an increase in corporate headcount to support the growth and scale of the business. $0.5 million of the increase was attributable to an increase in legal fees related to the IPO. An additional $0.7 million of the increase was due to increased rent expense related to the expansion of our corporate office space, and $0.3 million of the increase resulted from an increase in consulting costs driven primarily by the implementation of new accounting standards. These increases were partially offset by a decrease in acquisition-related expenses of $1.5 million as no acquisition was made in the nine months ended September 30, 2019. Substantially all of the remaining increase in general and administrative expenses related to increased travel costs, director and officer insurance and overhead.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same for the three and nine months ended September 30, 2019 compared to the three and nine months ended 2018 as no major changes were made to our property and equipment or to certain acquired intangible assets period-over-period.

Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(3,818)	$(3,959)	$141	(4)%	$(12,067)	$(11,750)	$(317)	3%
Loss on extinguishment of debt	(3,150)	—	(3,150)	N/M	(3,150)	(9,785)	6,635	(68)
Other income (expense), net	(992)	(131)	(861)	657	(767)	(1,043)	276	(26)
Total other income (expense)	$(7,960)	$(4,090)	$(3,870)	95%	$(15,984)	$(22,578)	$6,594	(29)%

Interest Expense.     Interest expense decreased by $0.1 million, or 4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was attributable primarily to the repayment of $170.3 million of outstanding principal on our 2018 Term Loan on September 23, 2019. This decrease was partially offset by the period-over-period increase in the weighted average interest rate, from 5.8% for the three months ended September 30, 2018 to 6.0% for the three months ended September 30, 2019.

Interest expense increased by $0.3 million, or 3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was attributable primarily to the period-over-period increase in the weighted average interest rate, from 5.7% for the nine months ended September 30, 2018 to 6.2% for the nine months ended September 30, 2019, which was partially offset by a decrease in interest expense due to the repayment of $170.3 million of outstanding principal on our 2018 Term Loan on September 23, 2019.

Loss on Extinguishment of Debt.     During the three months ended September 30, 2019, we recorded a loss on extinguishment of debt of $3.2 million related to the write off of a portion of our deferred debt issuance costs in conjunction with the repayment of $170.3 million of outstanding principal on our 2018 Term Loan. There was no similar loss during the three months ended September 30, 2018.

Loss on extinguishment of debt decreased by $6.6 million, or 68%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. In conjunction with the refinancing of our debt in January 2018, we recorded a loss on extinguishment of debt for the nine months ended September 30, 2018 of $9.8 million compared to the loss on extinguishment of debt of $3.2 million recorded for the nine months ended September 30, 2019 related to the repayment of $170.3 million of outstanding principal on our 2018 Term Loan.

Other Income (Expense), Net.     Other income (expense), net increased by $0.9 million, or 657%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was attributable primarily to a change in the amount of foreign currency losses, from a loss of $0.5 million in the three months ended September 30, 2018 compared to a loss of $1.3 million in the three months ended September 30, 2019.

Other income (expense), net decreased by $0.3 million, or 26%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was attributable to an increase in interest income of $0.4 million partially offset by a change in the amount of foreign currency losses, from a loss of $1.7 million in the nine months ended September 30, 2018 compared to a loss of $1.8 million in the nine months ended September 30, 2019.

Benefit for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Benefit for income taxes	$3,986	$983	$3,003	305%	$5,227	$1,374	$3,853	280%

For the three months ended September 30, 2019, we recorded a benefit for income taxes of $4.0 million. For the three months ended September 30, 2018, we recorded a benefit for income taxes of $1.0 million. The increase in our benefit for income taxes for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily driven by the finalization of an R&D study in the three months ended September 30, 2019 which generated a tax benefit of $4.6 million, of which we partially offset with an unrecognized tax benefit reserve of $0.9 million.

For the nine months ended September 30, 2019, we recorded a benefit for income taxes of $5.2 million. For the nine months ended September 30, 2018, we recorded a benefit for income taxes of $1.4 million. The increase in our benefit for income taxes for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily driven by the finalization of an R&D study in the nine months ended September 30, 2019 which generated a tax benefit of $4.6 million of which we partially offset with an unrecognized tax benefit reserve of $0.9 million.

Liquidity and Capital Resources

General

As of September 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $81.9 million, which were held for working capital purposes, as well as the available balance of our 2018 Term Loan and 2018 Revolver, described further below. As of September 30, 2019, our cash equivalents were comprised of money market funds. During the nine months ended September 30, 2019 and 2018, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. We believe our existing cash and cash equivalents, the proceeds from our IPO, our 2018 Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any remaining balance under our 2018 Term Loan, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2019, we had deferred revenue of $32.2 million, of which $30.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Senior Secured Credit Facilities

On January 25, 2018, we entered into our $275.0 million Credit Agreement with a syndicate of lenders, comprised of the $25.0 million 2018 Revolver and the $250.0 million 2018 Term Loan. Proceeds from our IPO were used to repay a portion of our borrowings under the Credit Agreement, together with accrued interest. As of September 30, 2019, we had $77.0 million and no borrowings outstanding under our 2018 Term Loan and 2018 Revolver, respectively. As of September 30, 2019, the interest rate on our 2018 Term Loan and 2018 Revolver was approximately 5.86% and 0.25%, respectively.

Borrowings under the Credit Agreement bear interest at a rate per annum, at our option, equal to an applicable margin, plus, (a) for alternative base rate borrowings, the highest of (i) the prime rate as determined by the administrative agent in effect on such day, (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1.00% and (iii) the Adjusted LIBO Rate (for a one-month interest period and taking into account a 1.00% floor with respect to term loans) plus 1.00% and (b) for eurocurrency borrowings, the Adjusted LIBO Rate determined by the greater of (i) the LIBO rate for the relevant interest period divided by 1 minus the statutory reserves (if any) and (ii) with respect to term loans only, 1.00%.

The applicable margin for borrowings under the Credit Agreement is (a) with respect to term loan borrowings, 2.75% for alternate base rate borrowings and 3.75% for eurocurrency borrowings, and (b) with respect to both revolving and swingline loan borrowings, 2.75% for alternate base rate borrowings and 3.75% for eurocurrency borrowings when our first lien leverage ratio is greater than 5.00 to 1.00, with step downs to (i) 2.50% for alternate base rate borrowings and 3.50% for eurocurrency borrowings when our first lien leverage ratio is less than or equal to 5.00 to 1.00 but greater than 4.50 to 1.00 and (ii) 2.25% for alternate base rate borrowings and 3.25% for eurocurrency when our first lien leverage ratio is less than or equal to 4.50 to 1.00. Our first lien leverage ratio is determined in accordance with the terms of the Credit Agreement.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$8,474	$23,685
Net cash used in investing activities	(12,077)	(23,809)
Net cash provided by financing activities	1,974	68,168
Effect of exchange rate changes on cash and cash equivalents and restricted cash	168	(310)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,461)	$67,734
Cash and cash equivalents and restricted cash at beginning of period	84,143	21,469
Cash and cash equivalents and restricted cash at end of period	$82,682	$89,203

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the nine months ended September 30, 2019, net cash provided by operating activities was $8.5 million, reflecting our net loss of $3.7 million, adjusted for non-cash charges of $29.4 million and net cash outflows of $17.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, loss on extinguishment of debt and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $15.9 million increase in contract assets and a $3.2 million decrease in deferred revenue due to the timing of revenue recognition, and a $5.3 million increase in deferred commissions, a $7.6 million decrease in accrued compensation and a $4.5 million increase in prepaid expenses and other current assets due to the timing of cash disbursements, partially offset by a $16.0 million decrease in accounts receivable due to the timing of receipt of payment from our customers and a $2.3 million increase in accrued expenses and other.

During the nine months ended September 30, 2018, net cash provided by operating activities was $23.7 million due to our net loss of $11.4 million that was adjusted for non-cash charges of $36.3 million and net cash outflows of $1.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, loss on extinguishment of debt and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $4.5 million increase in deferred commissions, a $2.5 million decrease in deferred revenue and a $2.7 million increase in contract assets driven by the timing of revenue recognition, as well as a $1.8 million decrease in accrued compensation related to the timing of cash disbursements, partially offset by a decrease in accounts receivable of $10.9 million due to the timing of receipt of payment from our customers.

Investing Activities

Net cash used in investing activities was $12.1 million and $23.8 million during the nine months ended September 30, 2019 and 2018, respectively, a decrease of $11.7 million. The net decrease is primarily attributable to the acquisition of Elastic Beam for $17.4 million in cash which occurred during the nine months ended September 30, 2018, partially offset by an increase in the capitalization of internal-use software costs of $2.9 million associated with the development of additional features and functionality of our hosted platform and an increase in our purchases of property and equipment of $2.4 million predominantly related to the expansion of our corporate office space.

Financing Activities

Net cash provided by financing activities was $2.0 million and $68.2 million during the nine months ended September 30, 2019 and 2018, respectively, a decrease of $66.2 million. The net decrease primarily relates to the receipt of proceeds from our 2018 Term Loan during the nine months ended September 30, 2018 of $250.0 million, partially offset by issuance costs of $6.0 million and the repayment of our previous term loan and revolving credit facility and payment of the associated debt extinguishment costs of $170.0 million and $5.1 million, respectively. Additionally, during the nine months ended September 30, 2019, the net cash inflow was related primarily to the receipt of proceeds from our IPO of $174.4 million as well as receipt of proceeds from stock option exercises of $1.6 million, partially offset by the payment of long-term debt and deferred offering costs of $171.7 million and $1.1 million, respectively, as well as the payment of Elastic Beam contingent compensation of $1.1 million.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and repayments of long-term debt. In Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in the IPO Prospectus, we disclosed our total contractual obligations as of December 31, 2018.

In connection with the closing of the IPO on September 23, 2019, we repaid $170.3 million of the principal amount of 2018 Term Loan, together with $0.7 million of accrued interest, using the proceeds from the IPO. As of September 30, 2019, there was $77.0 million of aggregate principal amount remaining on our 2018 Term Loan, which matures on January 25, 2025.

Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in IPO Prospectus.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, in connection with the completion of our IPO, we entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

JOBS Act Accounting Election

We qualify as an emerging growth company pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the IPO Prospectus. For more information, please refer to “Note 2—Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. As we have operations in the United States and internationally, our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended September 30, 2019 and 2018, we recorded losses of $1.3 million and $0.5 million on foreign exchange transactions, respectively. For the nine months ended September 30, 2019 and 2018, we recorded losses of $1.8 million and $1.7 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three and nine months ended September 30, 2019 and 2018, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing LIBO-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our 2018 Term Loan bears interest at a floating rate equal to our option of a rate per annum equal to (a) an Adjusted LIBO Rate (with a floor of 1.0% per annum) plus an applicable margin of 3.75%, or (b) the Alternate Base Rate (with a floor of 2.0% per annum) plus an applicable margin of 2.75%. At September 30, 2019, we had total outstanding debt of $77.0 million and $0.0 million under our 2018 Term Loan and 2018 Revolver, respectively. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 and concluded that, as of such date, due to the material weakness described below, our disclosure controls and procedures were not effective.

Previously Reported Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the course of preparing for our IPO and as reported in the IPO Prospectus, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls related to the quarterly accounting for income taxes. Specifically, we did not design and maintain effective controls related to the preparation, analysis and review of the interim income tax provision and significant income tax balance sheet accounts required to assess the accuracy and completeness of the income tax amounts reported within the consolidated financial statements at period end. This material weakness resulted in the restatement of the interim financial statements as of and for the nine months ended September 30, 2018, as well as the financial information for each of the quarters within 2018.

Status of Remediation Plan

As a result of this material weakness, we have implemented processes and controls over the preparation of the interim tax provision and related tax assets and liabilities. Specifically:

●	we have performed a risk assessment and identified control activities to be implemented in response to the identified risks; and
●	we have designed and implemented new control activities related to the preparation of the interim tax provision and related tax assets and liabilities.

While new controls have been designed and implemented, testing procedures over these new controls have not yet been completed to demonstrate the material weakness has been remediated. As the initiatives we have implemented to remediate the material weakness are subject to continued management review supported by confirmation and testing, as well as audit committee oversight, we will continue the remediation process through the end of fiscal 2019.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1, 2019 to September 30, 2019, we have made sales of the following unregistered securities:

●	We issued an aggregate of 256,684 shares of our common stock to directors, executive officers and employees for aggregate total consideration of $1.6 million.
●	We issued RSUs for an aggregate of 107,440 shares of our common stock (of which 87,550 are unvested) to certain directors and employees under our 2016 Plan.

The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the above securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were placed upon any stock certificates issued in these transactions.

Use of Proceeds from Initial Public Offering of Common Stock

On September 23, 2019, we closed our IPO in which we sold 12,500,000 shares of common stock at a public offering price of $15.00 per share. Additionally, we registered 1,875,000 shares of common stock in connection with the underwriters’ overallotment option to purchase additional shares on the same terms and conditions. The underwriters’ overallotment option was exercised in full and closed on October 22, 2019. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233421), which was declared effective by the SEC on September 18, 2019. The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC and BofA Securities, Inc. The offering commenced on September 18, 2019 and did not terminate before all of the securities registered in the registration statement were sold.

We raised $194.9 million in net proceeds after deducting underwriting discounts and commissions of $15.1 million and offering expenses of $5.6 million. There was no material change in the use of the IPO proceeds as described in the IPO Prospectus. On September 23, 2019, the net proceeds from the IPO were used to repay $170.3 million of our 2018 Term Loan, together with $0.7 million of accrued interest. After the closing of the underwriters’ option to purchase additional shares, we repaid an additional $26.1 million of our 2018 Term Loan, together with $0.1 million of accrued interest.

In connection with our entry into the 2018 Term Loan on January 25, 2018, affiliates of Vista collectively acquired $35.0 million of term loans under our 2018 Term Loan and immediately prior to the repayment on September 23, 2019, affiliates of Vista collectively owned $34.7 million of our 2018 Term Loan. Additionally, immediately prior to the repayment on October 22, 2019, affiliates of Vista collectively owned $10.8 million of our 2018 Term Loan. Accordingly, Vista received $27.5 million of the net proceeds from the IPO and the underwriters’ exercise of the overallotment option in connection with the repayment of $196.4 million of our 2018 Term Loan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

3.1

Third Amended and Restated Certificate of Incorporation of Ping Identity Holding Corp., dated September 23, 2019 (incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on September 24, 2019).

3.2	Amended and Restated Bylaws of Ping Identity Holding Corp., dated September 23, 2019 (incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on September 24, 2019).
4.1

Registration Rights Agreement, dated September 23, 2019, by and among the Company and the other signatories party thereto (incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on September 24, 2019).

10.1

Director Nomination Agreement, dated as of September 23, 2019, by and among the Company and the other signatories party thereto (incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on September 24, 2019).

10.2	Ping Identity Holding Corp. Omnibus Incentive Plan (incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on September 24, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/Raj Dani Raj Dani	Chief Financial Officer (Principal Financial Officer)	November 13, 2019