Form 10-Q
period 2020-03-31
Ping Identity Holding Corp.
filed 2020-05-06
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

On May 1, 2020, the Registrant had 80,071,861 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$169,022	$67,637
Accounts receivable, net of allowances of $953 and $873 at March 31, 2020 and December 31, 2019, respectively	54,456	67,642
Contract assets, current	67,966	70,031
Deferred commissions, current	5,303	5,814
Prepaid expenses	9,032	12,768
Other current assets	1,570	3,774
Total current assets	307,349	227,666
Noncurrent assets:
Property and equipment, net	11,029	11,183
Goodwill	418,711	417,696
Intangible assets, net	186,936	187,868
Contract assets, noncurrent	17,247	15,979
Deferred commissions, noncurrent	7,801	7,856
Deferred income taxes, net	2,532	2,755
Operating lease right-of-use assets	14,461	—
Other noncurrent assets	1,745	1,808
Total noncurrent assets	660,462	645,145
Total assets	$967,811	$872,811
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,858	$1,118
Accrued expenses and other current liabilities	9,377	9,302
Accrued compensation	11,931	18,126
Deferred revenue, current	35,168	45,446
Operating lease liabilities, current	2,957	—
Total current liabilities	63,291	73,992
Noncurrent liabilities:
Deferred revenue, noncurrent	3,175	2,061
Long-term debt, net of current portion	148,826	50,941
Deferred income taxes, net	27,603	30,571
Operating lease liabilities, noncurrent	16,891	—
Other liabilities, noncurrent	—	4,775
Total noncurrent liabilities	196,495	88,348
Total liabilities	259,786	162,340
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 or December 31, 2019	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 79,923,114 and 79,632,500 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	80	80
Additional paid-in capital	721,181	718,446
Accumulated other comprehensive loss	(1,414)	(399)
Accumulated deficit	(11,822)	(7,656)
Total stockholders' equity	708,025	710,471
Total liabilities and stockholders' equity	$967,811	$872,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	$56,818	$47,620
Professional services and other	4,594	2,818
Total revenue	61,412	50,438
Cost of revenue:
Subscription (exclusive of amortization shown below)	7,109	5,181
Professional services and other (exclusive of amortization shown below)	4,013	3,241
Amortization expense	4,602	3,866
Total cost of revenue	15,724	12,288
Gross profit	45,688	38,150
Operating expenses:
Sales and marketing	22,190	17,308
Research and development	12,214	11,454
General and administrative	11,389	7,084
Depreciation and amortization	4,249	4,121
Total operating expenses	50,042	39,967
Loss from operations	(4,354)	(1,817)
Other income (expense):
Interest expense	(506)	(4,116)
Other income (expense), net	(1,250)	(9)
Total other income (expense)	(1,756)	(4,125)
Loss before income taxes	(6,110)	(5,942)
Benefit for income taxes	1,944	1,063
Net loss	$(4,166)	$(4,879)
Net loss per share:
Basic and diluted	$(0.05)	$(0.08)
Weighted-average shares used in computing net loss per share:
Basic and diluted	79,743	65,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,166)	$(4,879)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,015)	215
Total other comprehensive income (loss)	(1,015)	215
Comprehensive loss	$(5,181)	$(4,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended March 31, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	79,632,500	$80	$718,446	$(399)	$(7,656)	$710,471
Net loss	—	—	—	—	(4,166)	(4,166)
Stock-based compensation	—	—	2,600	—	—	2,600
Exercise of stock options, net of tax withholding	273,444	—	135	—	—	135
Vesting of restricted stock	17,170	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	(1,015)	—	(1,015)
Balances at March 31, 2020	79,923,114	$80	$721,181	$(1,414)	$(11,822)	$708,025

Three Months Ended March 31, 2019:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	65,000,816	$65	$515,979	$(787)	$(6,152)	$509,105
Net loss	—	—	—	—	(4,879)	(4,879)
Stock-based compensation	—	—	1,059	—	—	1,059
Vesting of restricted stock	5,312	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	215	—	215
Balances at March 31, 2019	65,006,128	$65	$517,038	$(572)	$(11,031)	$505,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(4,166)	$(4,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,851	7,987
Stock-based compensation expense	2,857	1,059
Amortization of deferred commissions	2,102	1,396
Amortization of deferred debt issuance costs	62	211
Operating leases, net	59	—
Deferred taxes	(2,050)	(1,270)
Other	156	141
Changes in operating assets and liabilities:
Accounts receivable	13,030	6,098
Contract assets	797	(2,832)
Deferred commissions	(1,536)	(1,298)
Prepaid expenses and other current assets	4,822	1,300
Other assets	49	75
Accounts payable	2,734	(335)
Accrued compensation	(6,222)	(5,257)
Accrued expenses and other	1,104	(1,203)
Deferred revenue	(9,164)	2,608
Net cash provided by operating activities	13,485	3,801
Cash flows from investing activities
Purchases of property and equipment and other	(1,094)	(1,428)
Capitalized software development costs	(3,299)	(2,004)
Acquisition of ShoCard, net of cash acquired of $0	(4,703)	—
Net cash used in investing activities	(9,096)	(3,432)
Cash flows from financing activities
Payment of offering costs	(295)	(7)
Proceeds from stock option exercises	1,309	—
Payment for tax withholding on equity awards	(1,205)	—
Proceeds from long-term debt	97,823	—
Payment of long-term debt	—	(625)
Net cash provided by (used in) financing activities	97,632	(632)
Effect of exchange rates on cash and cash equivalents and restricted cash	(645)	133
Net increase (decrease) in cash and cash equivalents and restricted cash	101,376	(130)
Cash and cash equivalents and restricted cash
Beginning of period	68,386	84,143
End of period	$169,762	$84,013
Supplemental disclosures of cash flow information:
Cash paid for interest	$514	$3,819
Cash paid for taxes	157	74
Noncash investing and financing activities:
Purchases of property and equipment, accrued but not yet paid	$107	$129
Accruals related to the acquisition of ShoCard	226	—
Offering costs, accrued but not yet paid	—	1,098
Lease liabilities arising from right-of-use assets	794	—
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$169,022	$83,364
Restricted cash included in other noncurrent assets	740	649
Total cash and cash equivalents and restricted cash	$169,762	$84,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       Overview and Basis of Presentation

Organization and Description of Business

Ping Identity Holding Corp. and its wholly owned subsidiaries, referred to herein as the “Company,” is headquartered in Denver, Colorado with international locations principally in Canada, the United Kingdom, France, Australia, Israel and India. The Company, doing business as Ping Identity Corporation (“Ping Identity”), provides customers, employees and partners with secure access to any service, application or application programming interface (“API”), while also managing identity and profile data at scale.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, of comprehensive loss, of cash flows and of stockholders’ equity for the three months ended March 31, 2020 and 2019, and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, establishing allowances for doubtful accounts, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

estimates due to risks and uncertainties, including the uncertainty surrounding rapidly changing market and economic conditions due to the recent outbreak of the novel Coronavirus Disease 2019 ("COVID-19").

2.       Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except for accounting policies related to the adoption of the new leasing standard as described herein, there have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2020. The following describes the impact of certain policies.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2020	2019

Subscription term-based licenses:
Multi-year subscription term-based licenses	$23,988	$23,431
1-year subscription term-based licenses	14,149	9,294
Total subscription term-based licenses	38,137	32,725
Subscription SaaS and support and maintenance	18,681	14,895
Professional services and other	4,594	2,818
Total revenue	$61,412	$50,438

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended March 31,
	2020	2019

United States	$43,029	$38,231
International	18,383	12,207
Total revenue	$61,412	$50,438

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended March 31, 2020 or 2019.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

remaining performance obligation, typically for multi-year arrangements. The opening and closing balances of contract assets were as follows:

	Three Months Ended March 31,
	2020	2019

Beginning balance	$86,010	$67,468
Ending balance	85,213	70,300
Change	$(797)	$2,832

Contract liabilities consist of customer billings in advance of revenue being recognized. The opening and closing balances of contract liabilities included in deferred revenue were as follows:

	Three Months Ended March 31,
	2020	2019

Beginning balance	$47,507	$35,367
Ending balance	38,343	37,975
Change	$(9,164)	$2,608

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended March 31,
	2020	2019

Deferred revenue recognized as revenue	$22,968	$15,536

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of March 31, 2020, the Company had $116.6 million of transaction price allocated to remaining performance obligations, of which 90% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Beginning balance	$13,670	$11,033
Additions to deferred commissions	1,536	1,298
Amortization of deferred commissions	(2,102)	(1,396)
Ending balance	$13,104	$10,935

Deferred commissions, current	$5,303	$3,831
Deferred commissions, noncurrent	7,801	7,104
Total deferred commissions	$13,104	$10,935

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the guidance in topic ASC 840, Leases (“ASC 840”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The FASB has also issued several ASUs to provide implementation guidance relating to ASU 2016-02, including ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, all of which the Company has considered when evaluating the impact of ASU 2016-02. Collectively, the Company refers to the amendments described herein as “ASC 842.” ASC 842 is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

Effective January 1, 2020, the Company adopted ASC 842 using the modified retrospective transition approach through a cumulative-effect adjustment, which resulted in the recognition of right-of-use assets of $14.6 million and lease liabilities of $18.9 million. As part of applying the modified retrospective transition method, the Company elected to apply the package of transition practical expedients within the new guidance. As required by ASC 842, these expedients have been elected as a package and have been consistently applied across the Company’s lease portfolio. Given this election, the Company need not reassess the following:

●	whether any expired or existing contracts are or contain leases;
●	the lease classification for any expired or existing leases; or
●	the treatment of initial direct costs relating to any existing leases.

The Company also elected to apply the transition practical expedient to use hindsight in determining lease term and in assessing impairment of right-of-use assets. As a result of adoption of this standard and election of the transition practical expedients, the Company recognized right-of-use assets and lease liabilities for those leases classified as operating leases under ASC 840 that continued to be classified as operating leases under ASC 842 at the later of (1) the earliest period presented or (2) the applicable lease commencement date.

In applying the modified retrospective transition method to these leases, the Company measured lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under ASC 840), as the leases contained no residual value guarantees. These lease liabilities have been measured using the Company’s incremental borrowing rates at the later of (1) the earliest period presented or (2) the commencement date of the applicable lease. Additionally, right-of-use assets for these operating leases have been measured as the initial measurement of applicable lease liabilities adjusted for any prepaid/accrued rent and unamortized lease incentives. The adoption of ASC 842 did not have a material impact on the condensed consolidated statements of cash flows or condensed consolidated statements of operations and comprehensive loss. Expanded disclosures around the Company’s lease agreements under ASC 842 are included in Note 12 of these condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

method, which will generally result in earlier recognition of allowances for losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently evaluating the impact of the adoption of these pronouncements on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. The updated guidance is effective for all entities for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted. Further, an entity is permitted to early adopt any removed or modified disclosures upon the issuance of ASU 2018-13 while delaying the adoption of the additional disclosures until their effective date. Effective January 1, 2020, the Company adopted ASU 2018-13. The adoption did not have a material impact on its condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2019-12 on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides companies with temporary optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows companies to account for a modified contract as a continuation of an existing contract. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently in the process of evaluating ASU 2020-04 and its effect on its condensed consolidated financial statements.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Money market funds	$50,055	$—	$—	$50,055

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Money market funds	$47,858	$—	$—	$47,858

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 7).

4.       Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Computer equipment	$5,899	$5,729
Furniture and fixtures	3,847	3,757
Purchased computer software	785	785
Leasehold improvements	7,448	7,086
Other	448	448
Property and equipment, gross	18,427	17,805
Less: Accumulated depreciation	(7,398)	(6,622)
Property and equipment, net	$11,029	$11,183

Depreciation expense for the three months ended March 31, 2020 and 2019 was $0.9 million and $0.7 million, respectively.

5.       Business Combinations

ShoCard, Inc. Acquisition

On March 2, 2020, Ping Identity Corporation acquired 100% of the voting equity interest in ShoCard, Inc., a Delaware Corporation (“ShoCard”). ShoCard is a cloud-based mobile identity solution that offers identity services for verified claims. The purpose of this acquisition was to expand the Company’s identity proofing solutions.

The total purchase price was $5.5 million. An additional $3.1 million and $2.3 million of contingent compensation is payable in common stock of the Company on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates and other service conditions. As these payments are subject to the continued employment of those individuals, they will be recognized through compensation expense as incurred. See Note 10 for additional details.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	March 2, 2020	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$3,550	7 years
Goodwill	1,015	Indefinite
Deferred tax asset	954
Other assets	11
Total assets acquired	5,530
Other liabilities	(2)
Total liabilities assumed	(2)
Net assets acquired	$5,528

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating ShoCard’s identity solution with the Company’s existing identity solutions. None of the goodwill is deductible for tax purposes. The Company incurred $0.5 million of acquisition-related expenses in conjunction with the ShoCard acquisition, which are included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2020.

Additional information around the ShoCard acquisition, such as that related to income tax and other contingencies existing as of the acquisition date but unknown to the Company, may become known during the remainder of the measurement period, not to exceed one year from the acquisition date, which may result in changes to the amounts and allocations recorded.

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

The total purchase price was $19.0 million, which includes up-front cash consideration of $17.4 million that was funded with existing cash resources, and $1.6 million, of which $1.1 million and $0.5 million is payable on the first and second anniversary of the acquisition, respectively. The Company paid the first anniversary payment of $1.1 million during 2019.

$4.8 million and $4.2 million of contingent compensation is payable on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates. As these payments are subject to the continued employment of those individuals, they will be recognized through compensation expense as incurred. The Company paid the first anniversary payment of $4.8 million during 2019.

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

Additional Acquisition Related Information

The operating results of ShoCard and Elastic Beam are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition. Revenue and earnings of ShoCard and Elastic Beam since their respective dates of acquisition and pro forma results of operations have not been prepared because the effect of the acquisitions were not material to the condensed consolidated statements of operations.

6.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance were as follows:

March 31,
2020
(in thousands)
Beginning balance	$417,696
Additions to goodwill related to acquisitions	1,015
Ending balance	$418,711

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s intangible assets as of March 31, 2020 were as follows:

	March 31, 2020
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in thousands)
Developed technology	$111,488	$(45,507)	$65,981
Customer relationships	94,875	(28,080)	66,795
Trade names	56,674	(21,173)	35,501
Capitalized internal-use software	25,180	(7,697)	17,483
Other intangible assets	1,014	(424)	590
Total intangible assets subject to amortization	$289,231	$(102,881)	$186,350
In-process research and development	586	—	586
Total intangible assets	$289,817	$(102,881)	$186,936

The Company’s intangible assets as of December 31, 2019 were as follows:

	December 31, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in thousands)
Developed technology	$107,938	$(42,260)	$65,678
Customer relationships	94,875	(26,205)	68,670
Trade names	56,640	(19,754)	36,886
Capitalized internal-use software	21,881	(6,375)	15,506
Other intangible assets	1,077	(535)	542
Total intangible assets subject to amortization	282,411	(95,129)	187,282
In-process research and development	586	—	586
Total intangible assets	$282,997	$(95,129)	$187,868

Amortization expense for the three months ended March 31, 2020 and 2019 was $7.9 million and $7.3 million, respectively.

As of March 31, 2020, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	March 31, 2020
(in thousands)
2020 (remaining nine months)	$24,581
2021	31,997
2022	32,227
2023	25,861
2024	25,095
Thereafter	46,589
Total	$186,350

7.       Debt

In January 2018, the Company entered into credit facilities with a consortium of lenders comprised of (a) a term loan with a principal amount of $250.0 million (the “2018 Term Loan Facility”), and (b) a revolving line of credit in a principal committed amount of $25.0 million (the “2018 Revolving Credit Facility” and, collectively with the 2018 Term Loan Facility, the “2018 Credit Facilities”). The 2018 Term Loan Facility and 2018 Revolving Credit Facility had maturity dates of January 25, 2025 and January 25, 2023,

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

respectively. Borrowings under the 2018 Credit Facilities were collateralized by substantially all of the assets of the Company.

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

In December 2019, Roaring Fork Intermediate, LLC and Ping Identity Corporation, each a wholly-owned subsidiary of Ping Identity Holding Corp., and certain of their subsidiaries, entered into a credit agreement (the “2019 Credit Agreement”) with the financial institutions identified therein as lenders, including Bank of America, N.A., as administrative agent, and BofA Securities, Inc. and RBC Capital Markets as joint lead arrangers. In connection therewith, the Company repaid all outstanding borrowings under the 2018 Term Loan Facility and terminated the 2018 Revolving Credit Facility. The 2019 Credit Agreement provides for a senior revolving line of credit in a principal committed amount of $150.0 million (the “2019 Revolving Credit Facility”), with the option to request incremental term loan facilities in a minimum amount of $10 million for each facility if certain conditions are met. The Company’s obligations under the 2019 Credit Agreement are secured by substantially all of the assets of the Company, and borrowings under the 2019 Revolving Credit Facility may be used for working capital and other general corporate purposes, including for acquisitions permitted under the 2019 Credit Agreement.

The 2019 Credit Agreement contains certain customary events of default and customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company to incur additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions.  In addition, under the terms of the 2019 Credit Agreement, the Company must adhere to certain financial covenants, including (i) a senior secured net leverage ratio, which shall not be more than 3.50 to 1.00, provided that the maximum ratio shall be increased to 4.00 to 1.00 during a fiscal year in which a Material Acquisition (as defined in the 2019 Credit Agreement) has been consummated, and (ii) a consolidated interest coverage ratio, which shall not be less than 3.50 to 1.00. As of March 31, 2020, the Company was in compliance with all financial covenants.

The wholly owned indirect subsidiary, Ping Identity Corporation, as borrower under the 2019 Credit Agreement, is limited in its ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to Ping Identity Holding Corp. (as the Parent), subject to limited exceptions, including (1) stock repurchases from current or former employees, officers or directors in an amount not to exceed $5 million, (2) unlimited amounts subject to compliance with its financial covenants for the most recently ended four quarters as well as a 6.00 to 1.00 total net leverage ratio for the most recently ended four quarters, both after giving pro forma effect to any distribution, (3) unlimited amounts up to the greater of $19.5 million in the aggregate or 15% of EBITDA for the most recently ended four quarters and (4) payment of certain of the Parent's overhead expenses.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The 2019 Revolving Credit Facility matures on December 12, 2024 and bears interest at the option of the Company at a rate per annum equal to either (i) a base rate, which is equal to the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% and (c) the adjusted LIBO rate for a one month interest period plus 1%, or (ii) the adjusted LIBO rate equal to the LIBO rate for the interest period multiplied by the statutory reserve rate, plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the 2019 Credit Agreement), which ranges from (i) 0.25% to 1.0% per annum for base rate loans and (ii) 1.25% to 2.0% per annum for LIBO rate loans, in each case, depending on the senior secured net leverage ratio. The Company will also pay a commitment fee during the term of the 2019 Credit Agreement ranging from 0.20% to 0.35% of the average daily amount of the available amount to be borrowed under the 2019 Credit Agreement per annum, based on the senior secured net leverage ratio.

Any borrowing under the 2019 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed.  No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

For the three months ended March 31, 2020 and 2019, the Company recognized $0.4 million and $3.9 million in interest expense, respectively.

As of March 31, 2020 and December 31, 2019, the Company’s outstanding long-term debt balance was $148.8 million and $50.9 million, respectively, net of debt issuance costs of $1.2 million and $1.2 million, respectively. Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During the three months ended March 31, 2020 and 2019, the Company amortized $0.1 million and $0.2 million of debt issuance costs, respectively.

Future principal payments on outstanding borrowings as of March 31, 2020 are as follows:

Year Ending December 31,	March 31, 2020
(in thousands)
2020 (remaining nine months)	$—
2021	—
2022	—
2023	—
2024	150,000
Thereafter	—
Total	$150,000

8.       Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded $1.9 million and $1.1 million as its benefit for income taxes, respectively. The key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments. The increase in the tax benefit for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 also relates to a larger benefit for stock-based compensation and an increase in R&D

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

credits recorded in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

9.       Stockholders’ Equity

On June 30, 2016, the Board of Directors and stockholders approved the Second Amended and Restated Certificate of Incorporation authorizing the Company to issue up to 85,000,000 shares of common stock and 34,000,000 shares of preferred stock, each with a par value of $0.001 per share. On September 5, 2019, the Company’s Board of Directors and stockholders approved the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 85,000,000 shares to 500,000,000 shares and to increase the number of authorized shares of preferred stock from 34,000,000 shares to 50,000,000 shares. The par value of the common and preferred stock remained at $0.001 per share.

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

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of March 31, 2020 and December 31, 2019, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

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

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consultants of the Company. At March 31, 2020, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 11,290,813 shares.

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019

Subscription cost of revenue	$146	$—
Professional services and other cost of revenue	84	—
Sales and marketing	797	222
Research and development	888	215
General and administrative	942	622
Total	$2,857	$1,059

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2020 and 2019 was $24.28 and $13.30, respectively. The total intrinsic value of RSUs vested during the three months ended March 31, 2020 and 2019 was $0.4 million and $0.0 million, respectively. As of March 31, 2020, there was $20.0 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.4 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2019	1,415,629	$16.46
Granted	49,513	24.28
Forfeited/canceled	(61,882)	16.21
Vested	(17,170)	15.77
Unvested as of March 31, 2020	1,386,090	$16.75

Stock Options

No stock options were granted during the three months ended March 31, 2020 or 2019. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2020 is as follows:

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	5,945,878	$9.41	7.5	$88,520
Granted	—	—
Forfeited/canceled	(332,380)	9.02
Exercised	(403,601)	8.17		5,647
Outstanding as of March 31, 2020	5,209,897	$9.53	7.1	$54,633

As of March 31, 2020:
Vested and expected to vest	3,418,862	$9.56	7.1	$35,766
Vested and exercisable	2,314,738	$8.71	6.6	$26,174

As of March 31, 2020, unamortized stock-based compensation expense related to the time-based awards was $4.8 million, which will be recognized over the remaining weighted-average vesting term of 2.3 years. For the awards subject to performance and market conditions, unrecognized stock-based compensation expense as of March 31, 2020 was $7.9 million. As of March 31, 2020, these awards were not considered probable of meeting vesting requirements and accordingly, no expense was recorded and the timing of when this expense will be recognized is unknown.

Long-Term Incentive Plan

Grants under the Company’s long-term incentive plan (“LTIP”) are expected to vest following an initial public offering and registration of shares of common stock of Ping Identity Holding Corp. and Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. As of March 31, 2020, these awards were not considered probable of meeting the vesting requirements and accordingly, no expense was recorded during the three months ended March 31, 2020 and the timing of when this expense will be recognized is unknown. During future reporting periods, if the awards are considered to be probable of meeting vesting requirements, this could result in a total expense of at least $18.2 million.

Other Liability-Classified Awards

In conjunction with the ShoCard acquisition (Note 5), the Company issued liability-classified awards to certain individuals with a stated value of $3.1 million and $2.3 million that vest on the first and second anniversary of the acquisition, respectively, and are subject to continuous service and other conditions. The liability-classified awards will be settled with a variable number of shares of the Company’s common stock at each anniversary date based on the satisfaction of such conditions. During the three months ended March 31, 2020, the Company recognized $0.3 million of stock-based compensation expense related to these awards.

11.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which owned a majority of the Company during the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, the Company paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for Vista were $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue of $0.1 million during the three months ended March 31, 2020 and 2019. The Company had $0.0 million

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and $1.1 million in accounts receivable related to these agreements at March 31, 2020 and December 31, 2019, respectively.

12.     Operating Leases

The Company leases office spaces and a data center under noncancelable lease terms. These leases have a remaining lease term of up to six years, with a small number of office spaces that are month-to-month and accounted for as short-term leases in accordance with ASC 842-20-25-2. The Company has not recognized renewal options as part of its right-of-use assets and lease liabilities, as renewal options are not reasonably certain of exercise or occurrence as of March 31, 2020. Additionally, these leasing arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

Some real estate leases contain lease and non-lease components. Non-lease components generally represent use-based charges for common area maintenance, taxes and utilities. The Company has elected not to separate lease and non-lease components. In addition to variable lease payments for use-based charges, some leasing arrangements contain variable lease payments that increase based on a consumer price index. Some contracts also contain lease incentives such as tenant improvement allowances and rent holidays, which are treated as a reduction of lease payments for the measurement of the lease liability.

Determination of a leasing arrangement is performed at inception. Right-of-use assets represent the Company's right to use leased assets over the term of the lease, adjusted for lease incentives such as tenant improvements. Lease liabilities represent the Company's contractual obligation to make lease payments over the lease term. Right-of-use assets and lease liabilities are determined based on the present value of future lease payments using the interest rate implicit in the loan or, if that rate cannot be readily determined, the incremental borrowing rate. Incremental borrowing rates were determined for each lease based on the Company's borrowing rate adjusted for term differences and foreign currency risk.

The following table presents components of lease cost recorded in the condensed consolidated statement of operations and supplemental information for the three months ended March 31, 2020.

Three Months Ended March 31,
2020
(dollars in thousands)
Lease costs:
Operating lease costs	$919
Short-term lease costs	100
Variable lease costs	512
Total lease costs	$1,531

Weighted-average:
Remaining lease term	5.5
Discount rate	4.8%

Other information:
Cash paid for the amounts included in the measurement of lease liabilities within operating cash flows	$846

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2020, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ending December 31,	March 31, 2020
(in thousands)
2020 (remaining nine months)	$3,106
2021	4,093
2022	4,016
2023	4,069
2024	3,730
Thereafter	3,602
Total lease payments	22,616
Less: imputed interest	(2,768)
Total operating lease liability	$19,848

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following table summarizes the future minimum lease payments related to operating leases as of December 31, 2019 under ASC 840.

Year Ending December 31,	December 31, 2019
(in thousands)
2020	$3,819
2021	3,774
2022	3,785
2023	3,839
2024	3,712
Thereafter	3,606
Total	$22,535

13.     Commitments and Contingencies

Letters of Credit

As of March 31, 2020 and December 31, 2019, the Company had outstanding letters of credit under an office lease agreement that totaled $0.7 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at March 31, 2020 and December 31, 2019.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of March 31, 2020 were approximately $27.5 million for periods through 2022.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company made contributions to its employee benefit plans of $0.8 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively.

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

14.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2020	2019

Numerator:
Net loss	$(4,166)	$(4,879)
Denominator:
Basic shares:
Weighted-average common stock outstanding - basic and diluted	79,743	65,006
Net loss per share:
Basic and diluted	$(0.05)	$(0.08)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
RSUs	1,386	43
Stock options	3,419	4,207
Other awards	270	—
Total antidilutive shares	5,075	4,250

15.     Subsequent Events

On April 1, 2020, the Company granted an aggregate of 1,357,690 RSUs to certain of its employees and directors under the 2019 Omnibus Incentive Plan, which had a total grant date fair value of $27.2 million that is expected to be recognized over a weighted-average vesting period of approximately four years.

Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may include words such as ‘‘anticipate’’, ‘‘estimate’’, ‘‘expect’’, ‘‘project’’, ‘‘plan’’, ‘‘intend’’, ‘‘believe’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘can have’’, ‘‘likely’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” and other important factors disclosed previously in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

●	our ability to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences;
●	our ability to enhance and deploy our cloud-based offerings while continuing to effectively offer our on-premise offerings;
●	our ability to maintain or improve our competitive position;
●	the impact of the COVID-19 outbreak;
●	the impact on our business of a network or data security incident or unauthorized access to our network or data or our customers’ data;
●	the effects on our business if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions or solution packages that achieve market acceptance;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges;
●	our dependence on our senior management team and other key employees;
●	our ability to enhance and expand our sales and marketing capabilities;
●	our ability to attract and retain highly qualified personnel to execute our growth plan;
●	the risks associated with interruptions or performance problems of our technology, infrastructure and service providers;
●	our dependence on Amazon Web Services cloud infrastructure services;
●	the impact of data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic and foreign laws and regulations;
●	the impact of volatility in quarterly operating results;
●	the risks associated with our revenue recognition policy and other factors may distort our financial results in any given period;
●	the effects on our customer base and business if we are unable to enhance our brand cost-effectively;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	our ability to comply with governmental export and import controls and economic sanctions laws;
●	our ability to comply with HIPAA;

●	the potential adverse impact of legal proceedings;
●	the impact of our frequently long and unpredictable sales cycle;
●	our ability to identify suitable acquisition targets or otherwise successfully implement our growth strategy;
●	the impact of a change in our pricing model;
●	our ability to meet service level commitments under our customer contracts;
●	the impact on our business and reputation if we are unable to provide high-quality customer support;
●	our dependence on strategic relationships with third parties;
●	the impact of adverse general and industry-specific economic and market conditions and reductions in IT and identity spending;
●	the ability of our platform, solutions and solution packages to interoperate with our customers’ existing or future IT infrastructures;
●	our dependence on adequate research and development resources and our ability to successfully complete acquisitions;
●	our dependence on the integrity and scalability of our systems and infrastructures;
●	our reliance on software and services from other parties;
●	the impact of real or perceived errors, failures, vulnerabilities or bugs in our solutions;
●	our ability to protect our proprietary rights;
●	the impact on our business if we are subject to infringement claim or a claim that results in a significant damage award;
●	the risks associated with our use of open source software in our solutions, solution packages and subscriptions;
●	our reliance on SaaS vendors to operate certain functions of our business;
●	the risks associated with indemnity provisions in our agreements;
●	the risks associated with liability claims if we breach our contracts;
●	the impact of the failure by our customers to pay us in accordance with the terms of their agreements;
●	our ability to expand the sales of our solutions and solution packages to customers located outside of the United States;
●	the risks associated with exposure to foreign currency fluctuations;
●	the impact of Brexit;
●	the impact of potentially adverse tax consequences associated with our international operations;
●	the impact of changes in tax laws or regulations;
●	the impact of the Tax Act;
●	our ability to maintain our corporate culture;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	our management team’s limited experience managing a public company;
●	the risks associated with having operations and employees located in Israel;
●	the risks associated with doing business with governmental entities;

●	the impact of catastrophic events on our business; and
●	other factors disclosed in the section entitled ‘‘Risk Factors’’ and elsewhere in this Quarterly Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "Ping Identity," the “Company,” “we,” “us” and “our” refer to Ping Identity Holding Corp. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

Ping Identity is the Intelligent Identity solution for the enterprise. We enable companies to achieve Zero Trust identity-defined security and more personalized, streamlined user experiences. The Ping Intelligent Identity Platform provides customers, workforce and partners with access to cloud, mobile, SaaS and on-premise applications across the hybrid enterprise. We leverage artificial intelligence (“AI”) and machine learning (“ML”) to analyze device, network, application and user behavior data to make real-time authentication and security control decisions, enhancing the user experience. Our platform is designed to detect anomalies and automatically insert additional security measures, such as multi-factor authentication, only when necessary. We built our platform to meet the requirements of the most demanding enterprises, including over half of the Fortune 100. Our platform can be deployed across cloud, hybrid and on-premise infrastructures and offers a comprehensive suite of turnkey integrations, and is able to scale to millions of identities and thousands of cloud and on-premise applications in a single deployment.

The Ping Intelligent Identity Platform can secure all primary use cases, including customer, workforce, partner and increasingly, the Internet of Things (“IoT”). For example, enterprises can use our platform to enhance their customers’ user experience by creating a single ID and login across web and mobile properties. Enterprises can also use our platform to provide their employees and commercial partners with secure, seamless access from any device to the applications, data and APIs they need to be productive.

The Ping Intelligent Identity Platform is comprised of six solutions that can be purchased individually or as a set of integrated offerings for the customer, workforce, partner or IoT use case:

●	secure single sign-on (“SSO”);
●	adaptive multi-factor authentication (“MFA”);
●	security control for applications and APIs (“Access Security”);
●	personalized and unified profile directories (“Directory”);
●	data governance to control access to identity data (“Data Governance”); and
●	artificial intelligence and machine learning powered API security (“API Intelligence”).

Our offerings are predominately priced based on the solution, use case and number of identities. We sell our platform through subscription-based contracts, and substantially all of our customers pay annually in advance. We sell our solutions primarily through direct sales, which are enhanced by collaboration with our channel partners, resellers, system integrators and technology partners. This includes sourcing new leads, aiding in pre-sale processes (such as proof of concepts, demos or requests for proposals) and reselling our solutions to customers. We also leverage a number of our channel partners and system integrators to provide the implementation services for some of our larger and more complex deployments, significantly increasing the time-to-value for our customers and maximizing the efficiency of our go-to-market efforts.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic that continues to spread throughout the world. Though the impact of rapidly changing market and economic conditions due to COVID-19 is uncertain, it is disrupting the business of our customers and partners and could impact our business and condensed consolidated results of operations and financial condition in the future. The worldwide spread of the COVID-19 outbreak is resulting in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including possibly from our own customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented economic shutdown. We have endeavored to follow recommended actions of government and health authorities to protect our employees worldwide. While we have not incurred significant disruptions thus far from the COVID-19 pandemic, we are unable to accurately predict the extent of the impact on our business due to numerous uncertainties, including but not limited to, the severity of the disease, the duration of the outbreak, actions taken by governmental authorities, the impact to our customers and partners and other factors as described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Specifically, we may experience impact from enterprises deferring bookings decisions, reducing spend and requesting extended payment terms.

The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, establishing allowances for doubtful accounts, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of the COVID-19 outbreak. We will continue to evaluate the nature and extent of the impact to our business and our condensed consolidated results of operations and financial condition.

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

Increase the Size of our Customer Base

We believe there is significant opportunity to increase market adoption of our platform by new customers. Our SSO, Access Security and Directory solutions often replace legacy and homegrown systems. We also have significant greenfield opportunities with our MFA, Data Governance, API Intelligence solutions and the IoT use case. To increase our customer base, we plan to expand our sales force and channel partner network, both domestically and internationally, enhance our marketing efforts and target new buyers. For example, we have extended our cloud-based offering to target developers, who represent a new potential buyer for us. Over time, we believe sales to developers could increase the size of our customer base.

Maintain our Technology Differentiation and Product Leadership

The Ping Intelligent Identity Platform is designed for large enterprises with complex, hybrid IT requirements. We have spent over a decade building a standards-based platform with turnkey integrations designed to ensure that large enterprises can easily and rapidly deploy our platform within their complex infrastructures. We intend to continue making investments in research and development to extend our platform and technology capabilities while also expanding our solutions to address new use cases.

Invest for Growth

We believe Identity and Access Management (“IAM”) represents a large market opportunity, and we plan to invest in order to support further growth. During 2018, we accelerated investments in our business to expand our footprint within this large and growing market. Specifically, we invested in new cloud-based offerings to broaden the Ping Intelligent Identity Platform and the scope of our solutions to cover new identity security threats, such as APIs. We also invested in deploying our platform as a single tenant cloud-based offering, managed by us, to help extend the reach of our solutions within our customers’ infrastructures, while providing them with the level of control and configuration they require. We have seen progress with these investments and expect to continue to invest in these areas. Additionally, we plan to invest in increased marketing efforts, expanding our sales force, and growing our network of channel partners, resellers, system integrators and technology partners. However, we are not expecting these investments to provide our business with meaningful increases to annual recurring revenue (“ARR”) growth in the immediate term as we expect natural purchasing cycles will affect the speed of market adoption.

Seasonality

Given the purchasing patterns of our enterprise customers, we typically experience seasonality in terms of when we receive orders from our customers. Our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically June 30 or December 31. Because of these purchasing patterns, a greater percentage of our annual subscription revenue from term-based licenses, the revenue from which is recognized up front at the later of delivery or commencement of the license term, has come from our second and fourth quarters than from other quarters. For the year ended December 31, 2019, 26% and 28% of our annual revenue was in our second and fourth quarter, respectively. However, due to the economic environment resulting from COVID-19, we may not see our historical trends in seasonality continue through the year ending December 31, 2020.

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

The table below sets forth our ARR as of the end of March 31, 2020 and 2019.

	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
ARR	$229,957	$190,476	$39,481	21%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 114% at March 31, 2020. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA and API Intelligence, will continue to support our high dollar-based net retention rate.

Large Customers

We believe that our ability to increase the number of customers on our platform, particularly the number of customers with ARR greater than $250,000, demonstrates our focus on the large enterprise market and our penetration within those enterprises. Increasing awareness of our platform, further developing our sales and marketing expertise and channel partner ecosystem, and continuing to build solutions that address the unique identity needs of large enterprises have increased our number of large customers across industries. We believe there are significant upsell and cross sell opportunities within our customer base by expanding the number of use cases, adding additional identities and selling new solutions.

Our customers with ARR over $250,000 increased from 209 at March 31, 2019 to 240 at March 31, 2020, representing a year-over-year growth rate of 15%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$13,485	$3,801
Less:
Purchases of property and equipment	(1,094)	(1,428)
Capitalized software development costs	(3,299)	(2,004)
Free Cash Flow	$9,092	$369
Net cash used in investing activities	$(9,096)	$(3,432)
Net cash provided by (used in) financing activities	$97,632	$(632)
Cash paid for interest	$514	$3,819

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

We use Non-GAAP Gross Profit to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Non-GAAP Gross Profit is a useful measure to us and to our investors because it provides consistency and comparability with our past financial performance and between fiscal periods, as the metric generally eliminates the effects of the variability of amortization of acquired intangibles and internal-use software and stock-based compensation expense from period to period, which may fluctuate for reasons unrelated to overall operating performance. We believe that the use of this measure enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2020	2019

Gross profit	$45,688	$38,150
Amortization expense	4,602	3,866
Stock-based compensation expense	230	—
Non-GAAP Gross Profit	$50,520	$42,016

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2020	2019

Net loss	$(4,166)	$(4,879)
Interest expense(1)	506	4,116
(Benefit) provision for income taxes	(1,944)	(1,063)
Depreciation and amortization	8,851	7,987
Stock-based compensation expense	2,857	1,059
Acquisition-related expense(2)	1,069	1,732
Other (income) expense, net(3)	1,250	9
Adjusted EBITDA	$8,423	$8,961
(1)	Includes amortization of debt issuance costs.
(2)	Acquisition-related expense for the three months ended March 31, 2020 and 2019, respectively, included $0.5 million and $1.7 million of contingent compensation and retention expense related to the Elastic Beam acquisition. For more information related to our acquisition of Elastic Beam and the payment of contingent compensation, please refer to Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)	See this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the components of other (income) expense.

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

For the three months ended March 31, 2020 and 2019, 62% and 65%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Revenue:
Subscription	$56,818	$47,620
Professional services and other	4,594	2,818
Total revenue	61,412	50,438
Cost of revenue:
Subscription (exclusive of amortization shown below)	7,109	5,181
Professional services and other (exclusive of amortization shown below)	4,013	3,241
Amortization expense	4,602	3,866
Total cost of revenue	15,724	12,288
Gross profit	45,688	38,150
Operating expenses:
Sales and marketing(1)	22,190	17,308
Research and development(1)	12,214	11,454
General and administrative(1)	11,389	7,084
Depreciation and amortization	4,249	4,121
Total operating expenses	50,042	39,967
Loss from operations	(4,354)	(1,817)
Other income (expense):
Interest expense	(506)	(4,116)
Loss on extinguishment of debt	—	—
Other income (expense), net	(1,250)	(9)
Total other income (expense)	(1,756)	(4,125)
Loss before income taxes	(6,110)	(5,942)
Benefit for income taxes	1,944	1,063
Net loss	$(4,166)	$(4,879)
(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2020	2019

Subscription cost of revenue	$146	$—
Professional services and other cost of revenue	84	—
Sales and marketing	797	222
Research and development	888	215
General and administrative	942	622
Total	$2,857	$1,059

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	93%	94%
Professional services and other	7	6
Total revenue	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	12	10
Professional services and other (exclusive of amortization shown below)	7	6
Amortization expense	7	8
Total cost of revenue	26	24
Gross profit	74	76
Operating expenses:
Sales and marketing	35	34
Research and development	20	23
General and administrative	19	14
Depreciation and amortization	7	8
Total operating expenses	81	79
Loss from operations	(7)	(3)
Other income (expense):
Interest expense	(1)	(8)
Loss on extinguishment of debt	—	—
Other income (expense), net	(2)	—
Total other income (expense)	(3)	(8)
Loss before income taxes	(10)	(11)
Benefit for income taxes	3	2
Net loss	(7)%	(9)%

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Subscription	$56,818	$47,620	$9,198	19%
Professional services and other	4,594	2,818	1,776	63
Total revenue	$61,412	$50,438	$10,974	22%

Total revenue increased by $11.0 million, or 22%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. 84% of the increase in total revenue was due to an increase in subscription revenue of $9.2 million. The remaining $1.8 million of the increase was attributable to an increase in professional services and other revenue as a result of an increase in the provisioning of implementation and consulting services.

The table below sets forth the components of subscription revenue for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$23,988	$23,431	$557
1-year subscription term-based licenses	14,149	9,294	4,855
Subscription term-based licenses	38,137	32,725	5,412
Subscription SaaS and maintenance and support	18,681	14,895	3,786
Total subscription revenue	$56,818	$47,620	$9,198	19%

Subscription revenue increased 19%, or $9.2 million, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Total subscription revenue increased as a result of a greater amount of subscriptions entered into or renewed in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as evidenced by our ARR growth of 21%. Remaining changes to subscription revenue were primarily due to the following:

●	Change in subscription type. Subscription term-based license revenue as a percentage of subscription revenue decreased from 69% in the three months ended March 31, 2019 to 67% in the three months ended March 31, 2020. Subscription SaaS and support and maintenance as a percentage of total subscription revenue increased from 31% in the three months ended March 31, 2019 to 33% in the three months ended March 31, 2020. This resulted in greater deferral of revenue from subscriptions entered into or renewed during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We expect subscription SaaS and support and maintenance to continue to gradually increase as a percentage of total subscription revenue in future periods, resulting in greater deferral of revenue in the period in which the subscription is contracted.
●	Change in term-based subscription duration. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 72% in the three months ended March 31, 2019 to 63% in the three months ended March 31, 2020. This resulted in less upfront revenue recognition from multi-year subscriptions entered into or renewed during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Given the impacts of COVID-19, we expect multi-year subscriptions as a percentage of total subscription term-based licenses to continue to decline through the year ending December 31, 2020, resulting in less upfront revenue recognition from the corresponding license.

Cost of Revenue

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$7,109	$5,181	$1,928	37%
Professional services and other (exclusive of amortization shown below)	4,013	3,241	772	24
Amortization expense	4,602	3,866	736	19
Total cost of revenue	$15,724	$12,288	$3,436	28%

Subscription cost of revenue increased by $1.9 million, or 37%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. $1.0 million of the increase was compensation-related and primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $0.8 million of the increase was attributable to an increase in cloud-based hosting costs largely associated with the increased adoption of our solutions. Substantially all of the remaining increase in subscription cost of revenue was due to an increase in allocated overhead.

Professional services and other cost of revenue increased by $0.8 million, or 24%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase related to a $0.4 million increase in compensation-related costs primarily attributable to an increase in headcount to support the growth of our business as well as a $0.4 million increase in consulting costs to aid in the development of our certification programs. The remaining portion of the increase was primarily attributable to allocated overhead.

Amortization expense increased by $0.7 million, or 19%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was attributable primarily to an increase in the amortization of our capitalized software.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$22,190	$17,308	$4,882	28%
Research and development	12,214	11,454	760	7
General and administrative	11,389	7,084	4,305	61
Depreciation and amortization	4,249	4,121	128	3
Total operating expenses	$50,042	$39,967	$10,075	25%

Sales and Marketing.     Sales and marketing expenses increased by $4.9 million, or 28%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. $3.6 million of the increase was compensation-related and primarily the result of increased commissions related to the increase in revenue, the increase in our sales force domestically and internationally and continued investment in our channel relationships. We also experienced an increase of $0.7 million related to branding and marketing campaigns. Substantially all of the remaining increase in sales and marketing expenses was the result of increased costs related to company events of $0.3 million and allocated overhead.

Research and Development.    Research and development expenses increased by $0.8 million, or 7%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. $2.5 million of the increase was compensation-related and primarily the result of an increase in headcount to enhance and expand our solutions. The increase in compensation-related expenses was partially offset by a decrease of $1.2 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam (as further discussed in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) as well as decreased allocated overhead.

General and Administrative.     General and administrative expenses increased by $4.3 million, or 61%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. $0.4 million of the increase was compensation-related and primarily the result of an increase in corporate headcount to support the growth and scale of the business. $2.5 million of the increase was attributable to an increase in administrative expenses related to operating as a public company. $0.5 million of the increase was attributable to acquisition-related expenses from our acquisition of ShoCard that was consummated in March 2020 (as further discussed in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). An additional $0.5 million of the increase was due to increased rent expense related to variable lease payments. Substantially all of the remaining increase in general and administrative expenses related to an increase in allocated overhead.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other Income (Expense)

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(506)	$(4,116)	$3,610	(88)%
Other income (expense), net	(1,250)	(9)	(1,241)	13,789
Total other income (expense)	$(1,756)	$(4,125)	$2,369	(57)%

Interest Expense.     Interest expense decreased by $3.6 million, or 88%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was attributable primarily to the period-over-period decrease in total debt outstanding and the weighted average interest rate, from 6.3% for the three months ended March 31, 2019 to 2.9% for the three months ended March 31, 2020, due to the refinancing of our debt in December 2019 as described in Note 7 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income (Expense), Net.     Other income (expense), net increased by $1.2 million, to other expense, net of $1.3 million for the three months ended March 31, 2020 compared to other expense, net of $9 thousand for the three months ended March 31, 2019. The increase was primarily attributable to a change in the amount of foreign currency losses, from a loss of $0.4 million in the three months ended March 31, 2019 compared to a loss of $1.4 million in the three months ended March 31, 2020 driven by the strengthening of the U.S. dollar in relation to foreign currencies. These losses were partially offset by interest income recognized during the three months ended March 31, 2020 and 2019.

Benefit for Income Taxes

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Benefit for income taxes	$1,944	$1,063	$881	83%

For the three months ended March 31, 2020 and 2019, we recorded a benefit for income taxes of $1.9 million and $1.1 million, respectively. The increase in our benefit for income taxes for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily driven by a larger benefit for stock-based compensation as well as an increase in R&D credits recorded in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

General

As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $169.0 million, which were held for working capital purposes. As of March 31, 2020, our cash equivalents were comprised of money market funds. During the three months ended March 31, 2020 and 2019, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. On March 30, 2020, we drew down on the remaining $97.8 million available for borrowing under our 2019 Revolving Credit Facility (described further below). Given the uncertainty in the global economy as result of the COVID-19 pandemic and out of an abundance of caution, we elected to draw down the remaining available balance to further strengthen our cash position and maintain flexibility. If needed, the proceeds will be available for working capital and general corporate purposes, subject to compliance with the 2019 Credit Agreement. We believe our existing cash and cash equivalents, our 2019 Revolving Credit Facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also believe that these financial resources will allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our customers and partners. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our 2019 Credit Facilities, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2020, we had deferred revenue of $38.3 million, of which $35.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

The interest rates applicable to revolving borrowings under the 2019 Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the 2019 Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the 2019 Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (i) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the 2019 Credit Agreement). The Adjusted LIBO Rate cannot be less than zero. Base rate borrowings may only be made in dollars. The 2019 Credit Agreement also includes a fallback provision, which, subject to certain terms and conditions, provides for a replacement of the LIBO Rate with (x) one or more SOFR-based rates or (y) any other alternative benchmark rates giving consideration to any evolving or then existing conventions for similar U.S. dollar denominated syndicated credit facilities. The borrower will pay a commitment fee during the term of the 2019 Credit Agreement ranging from 0.20% to 0.35% of the available revolving commitments per annum based on the Senior Secured Net Leverage Ratio (as defined in the 2019 Credit Agreement).

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

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$13,485	$3,801
Net cash used in investing activities	(9,096)	(3,432)
Net cash provided by (used in) financing activities	97,632	(632)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(645)	133
Net increase (decrease) in cash and cash equivalents and restricted cash	$101,376	$(130)
Cash and cash equivalents and restricted cash at beginning of period	68,386	84,143
Cash and cash equivalents and restricted cash at end of period	$169,762	$84,013

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the three months ended March 31, 2020, net cash provided by operating activities was $13.5 million, reflecting our net loss of $4.2 million, adjusted for non-cash charges of $12.0 million and net cash inflows of $5.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment, intangible assets, operating leases and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $13.0 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $4.8 million decrease in prepaid expenses and other current assets primarily related to a reduction in our prepaid expenses during the three months ended March 31, 2020, and a $2.7 million increase in accounts payable due to the timing of cash disbursements. These were partially offset by a $9.2 million decrease in deferred revenue driven by the timing of revenue recognition, a $6.2 million decrease in accrued compensation related to the timing of cash disbursements to our employees and a $1.5 million increase in deferred commissions.

During the three months ended March 31, 2019, net cash provided by operating activities was $3.8 million due to our net loss of $4.9 million that was adjusted for non-cash charges of $9.5 million and net cash outflows of $0.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a decrease in accrued compensation of $5.3 million related to the timing of cash disbursements to our employees, a $2.8 million increase in contract assets offset by an increase in deferred revenue of $2.6 million, both driven by the timing of our revenue recognition under ASC 606, as well as an increase in deferred commissions of $1.3 million and a $1.2 million decrease in accrued expenses and other. These were also partially offset by a $6.1 million decrease in accounts receivable due to the timing of receipt of payment from our customers and a $1.3 million decrease in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $9.1 million and $3.4 million during the three months ended March 31, 2020 and 2019, respectively, representing an increase of $5.7 million. The net increase is primarily attributable to $4.7 million paid for the acquisition of ShoCard in March as well as an increase in the capitalization of internal-use software costs of $1.3 million associated with the development of additional features and functionality of our hosted platform.

Financing Activities

Net cash provided by financing activities was $97.6 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively, representing an increase of $98.3 million. The net increase primarily relates to the draw down on our 2019 Revolving Credit Facility of $97.8 million that occurred in March 2020.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and repayments of long-term debt. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed our total contractual obligations as of December 31, 2019.

As of December 31, 2019, we had $52.2 million outstanding under our 2019 Revolving Credit Facility. On March 30, 2020, we drew down on the remaining $97.8 million available for borrowing under our 2019 Revolving Credit Facility. Given the uncertainty in the global economy as result of the COVID-19 pandemic and out of an abundance of caution, we elected to draw down the remaining available balance to further strengthen our cash position and maintain flexibility. If needed, the proceeds will be available for working capital and general corporate purposes, subject to compliance with the 2019 Credit Agreement.

Additionally, effective January 1, 2020, we adopted the new leasing standard, ASC 842, under which operating leases are recorded as liabilities on our condensed consolidated balance sheet with a corresponding right-of-use asset. See “Note 12—Operating Leases” to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q for the maturities of remaining lease payments included in the measurement of our operating leases.

Outside of the above and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we previously entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Except for accounting policies related to our adoption of ASC 842, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2019. For more information, please refer to “Note 2—Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended March 31, 2020 and 2019, we recorded losses of $1.4 million and $0.4 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three months ended March 31, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing LIBO-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The interest rates applicable to revolving borrowings under the 2019 Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate for a one month Interest

Period (each term as defined in the 2019 Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the 2019 Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (i) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the 2019 Credit Agreement). The Adjusted LIBO Rate cannot be less than zero. Base rate borrowings may only be made in dollars. The 2019 Credit Agreement also includes a fallback provision, which, subject to certain terms and conditions, provides for a replacement of the LIBO Rate with (x) one or more SOFR-based rates or (y) any other alternative benchmark rate giving consideration to any evolving or then existing conventions for similar U.S. dollar denominated syndicated credit facilities.

At March 31, 2020, we had total outstanding debt of $150.0 million under our 2019 Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

We adopted ASC 842 on January 1, 2020. As a result, we have enhanced our processes and controls to address the new leasing standard. Other than that, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factors set forth below that are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Relating to Our Business

The novel COVID-19 pandemic could materially adversely affect our business, operating results, financial condition and prospects.

COVID-19 was identified in China in late 2019 and has spread globally. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our facilities, workforce and operations, the behavior of our customers and consumers and the operations of our respective vendors and suppliers. While governmental authorities have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential customers, cancellation and inability to participate in conferences and other industry events that lead to sales generation, longer time periods to review and approve work product and a corresponding reduction in innovation, longer time to respond to platform performance issues, or other decreases in productivity that could seriously harm our business. Significant management time and resources may be diverted from our ordinary business operations in order to develop, implement and manage workplace safety strategies and conditions as we attempt to return to office workplaces. Further, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, or we may have to reduce headcount in certain areas of our business as a result of the economic impact of COVID-19, which may impact our ability to respond to our customers’ needs and fulfill contractual obligations. In addition, as a result of financial or operational difficulties, our suppliers, system integrators and channel partners may experience delays or interruptions in their ability to provide services to us or our customers, if they are able to do so at all, which could interrupt our customers’ access to our services which could adversely affect their perception of our platform’s reliability and result in increased liability exposure. We rely upon third parties for certain critical inputs to our business and solutions, such as data centers and technology infrastructure. Any disruptions to services provided to us by third parties that we rely upon to provide our solutions, including as a result of actions outside of our control, could significantly impact the continued performance of such solutions. This uncertain environment may also lead to increased cyber and fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given the increase in online transaction activity. We could experience direct financial loss, or be exposed to contractual or reputational liability, if we were affected by cyber security attacks.

In recent weeks, the COVID-19 pandemic has also significantly increased economic and demand uncertainty, and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital. The COVID-19 pandemic has caused an economic slowdown, and it is possible that it could cause a global recession. The COVID-19 pandemic has caused a general decrease in consumer spending and decrease in consumer confidence. Our revenue, results of operations and cash flows depend on the overall demand for our solutions and solution packages. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT, IAM and identity security spending by our existing and prospective customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. Some of our customers may experience financial hardship that may result in delayed or uncollectible payments. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented shutdown of the economy. All of these factors could have a negative impact on our revenue, cash flows and results of operations.

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our reputation, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Ping Identity Holding Corp. Omnibus Incentive Plan, as amended March 3, 2020, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

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

Signature	Title	Date
/s/Raj Dani Raj Dani	Chief Financial Officer (Principal Financial Officer)	May 6, 2020