Form 10-Q
period 2020-06-30
Ping Identity Holding Corp.
filed 2020-08-12
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

On August 7, 2020, the Registrant had 80,636,450 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$177,102	$67,637
Accounts receivable, net of allowances of $978 and $873 at June 30, 2020 and December 31, 2019, respectively	58,728	67,642
Contract assets, current	69,301	70,031
Deferred commissions, current	5,355	5,814
Prepaid expenses	7,478	12,768
Other current assets	1,028	3,774
Total current assets	318,992	227,666
Noncurrent assets:
Property and equipment, net	10,342	11,183
Goodwill	418,660	417,696
Intangible assets, net	182,623	187,868
Contract assets, noncurrent	15,400	15,979
Deferred commissions, noncurrent	7,740	7,856
Deferred income taxes, net	2,628	2,755
Operating lease right-of-use assets	13,789	—
Other noncurrent assets	1,583	1,808
Total noncurrent assets	652,765	645,145
Total assets	$971,757	$872,811
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,038	$1,118
Accrued expenses and other current liabilities	9,251	9,302
Accrued compensation	9,854	18,126
Deferred revenue, current	37,374	45,446
Operating lease liabilities, current	3,311	—
Total current liabilities	64,828	73,992
Noncurrent liabilities:
Deferred revenue, noncurrent	2,590	2,061
Long-term debt	148,889	50,941
Deferred income taxes, net	24,347	30,571
Operating lease liabilities, noncurrent	16,083	—
Other liabilities, noncurrent	1,139	4,775
Total noncurrent liabilities	193,048	88,348
Total liabilities	257,876	162,340
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding at June 30, 2020 or December 31, 2019	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 80,444,507 and 79,632,500 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	80	80
Additional paid-in capital	729,602	718,446
Accumulated other comprehensive loss	(1,063)	(399)
Accumulated deficit	(14,738)	(7,656)
Total stockholders' equity	713,881	710,471
Total liabilities and stockholders' equity	$971,757	$872,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	$54,268	$56,272	$111,086	$103,892
Professional services and other	4,713	6,188	9,307	9,006
Total revenue	58,981	62,460	120,393	112,898
Cost of revenue:
Subscription (exclusive of amortization shown below)	7,509	5,652	14,618	10,833
Professional services and other (exclusive of amortization shown below)	4,226	3,675	8,239	6,916
Amortization expense	4,944	3,956	9,546	7,822
Total cost of revenue	16,679	13,283	32,403	25,571
Gross profit	42,302	49,177	87,990	87,327
Operating expenses:
Sales and marketing	20,751	20,026	42,941	37,334
Research and development	11,411	10,857	23,625	22,311
General and administrative	11,726	8,664	23,115	15,748
Depreciation and amortization	4,233	4,153	8,482	8,274
Total operating expenses	48,121	43,700	98,163	83,667
Income (loss) from operations	(5,819)	5,477	(10,173)	3,660
Other income (expense):
Interest expense	(724)	(4,133)	(1,230)	(8,249)
Other income (expense), net	695	234	(555)	225
Total other income (expense)	(29)	(3,899)	(1,785)	(8,024)
Income (loss) before income taxes	(5,848)	1,578	(11,958)	(4,364)
Benefit for income taxes	2,932	178	4,876	1,241
Net income (loss)	$(2,916)	$1,756	$(7,082)	$(3,123)
Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.09)	$(0.05)
Diluted	$(0.04)	$0.03	$(0.09)	$(0.05)
Weighted-average shares used in computing net income (loss) per share:
Basic	80,169	65,018	79,956	65,012
Diluted	80,169	66,451	79,956	65,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(2,916)	$1,756	$(7,082)	$(3,123)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	351	100	(664)	315
Total other comprehensive income (loss)	351	100	(664)	315
Comprehensive income (loss)	$(2,565)	$1,856	$(7,746)	$(2,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended June 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2020	79,923,114	$80	$721,181	$(1,414)	$(11,822)	$708,025
Net loss	—	—	—	—	(2,916)	(2,916)
Stock-based compensation	—	—	4,164	—	—	4,164
Exercise of stock options, net of tax withholding	512,219	—	4,257	—	—	4,257
Vesting of restricted stock	9,174	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	351	—	351
Balances at June 30, 2020	80,444,507	$80	$729,602	$(1,063)	$(14,738)	$713,881

Three Months Ended June 30, 2019:

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at March 31, 2019	65,006,128	$65	$517,038	$(572)	$(11,031)	$505,500
Net income	—	—	—	—	1,756	1,756
Stock-based compensation	—	—	1,040	—	—	1,040
Exercise of stock options	124,668	—	978	—	—	978
Vesting of restricted stock	10,710	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	100	—	100
Balances at June 30, 2019	65,141,506	$65	$519,056	$(472)	$(9,275)	$509,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Six Months Ended June 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	79,632,500	$80	$718,446	$(399)	$(7,656)	$710,471
Net loss	—	—	—	—	(7,082)	(7,082)
Stock-based compensation	—	—	6,764	—	—	6,764
Exercise of stock options, net of tax withholding	785,663	—	4,392	—	—	4,392
Vesting of restricted stock	26,344	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	(664)	—	(664)
Balances at June 30, 2020	80,444,507	$80	$729,602	$(1,063)	$(14,738)	$713,881

Six Months Ended June 30, 2019:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	65,000,816	$65	$515,979	$(787)	$(6,152)	$509,105
Net loss	—	—	—	—	(3,123)	(3,123)
Stock-based compensation	—	—	2,099	—	—	2,099
Exercise of stock options	124,668	—	978	—	—	978
Vesting of restricted stock	16,022	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	315	—	315
Balances at June 30, 2019	65,141,506	$65	$519,056	$(472)	$(9,275)	$509,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(7,082)	$(3,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,028	16,096
Stock-based compensation expense	7,402	2,099
Amortization of deferred commissions	3,761	2,760
Amortization of deferred debt issuance costs	124	424
Operating leases, net	(21)	—
Deferred taxes	(5,280)	(1,471)
Other	186	69
Changes in operating assets and liabilities:
Accounts receivable	8,727	6,044
Contract assets	1,309	(8,169)
Deferred commissions	(3,186)	(3,629)
Prepaid expenses and other current assets	7,186	3,087
Other assets	220	225
Accounts payable	3,894	(376)
Accrued compensation	(8,724)	(4,611)
Accrued expenses and other	2,243	(1,484)
Deferred revenue	(7,543)	123
Net cash provided by operating activities	21,244	8,064
Cash flows from investing activities
Purchases of property and equipment and other	(1,420)	(2,330)
Capitalized software development costs	(6,749)	(4,492)
Acquisition of ShoCard, net of cash acquired of $0	(4,703)	—
Net cash used in investing activities	(12,872)	(6,822)
Cash flows from financing activities
Payment of Elastic Beam consideration and holdbacks	(424)	(1,136)
Payment of offering costs	(295)	(543)
Proceeds from stock option exercises	6,046	978
Payment for tax withholding on equity awards	(1,653)	—
Proceeds from long-term debt	97,823	—
Payment of long-term debt	—	(1,250)
Net cash provided by (used in) financing activities	101,497	(1,951)
Effect of exchange rates on cash and cash equivalents and restricted cash	(406)	220
Net increase (decrease) in cash and cash equivalents and restricted cash	109,463	(489)
Cash and cash equivalents and restricted cash
Beginning of period	68,386	84,143
End of period	$177,849	$83,654
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,186	$7,739
Cash paid for taxes	423	308
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$202	$50
Accruals related to the acquisition of ShoCard	226	—
Offering costs, accrued but not yet paid	—	1,546
Lease liabilities arising from right-of-use assets	794	—
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$177,102	$83,000
Restricted cash included in other noncurrent assets	747	654
Total cash and cash equivalents and restricted cash	$177,849	$83,654

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, of comprehensive income (loss) and of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, establishing allowances for doubtful accounts, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates due to risks and uncertainties, including the uncertainty surrounding rapidly changing market and economic conditions due to the recent outbreak of the novel Coronavirus Disease 2019 ("COVID-19").

2.     Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except for accounting policies related to the adoption of the new leasing standard as described herein, there have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2020. The following describes the impact of certain policies.

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

As of June 30, 2020, one reseller accounted for 11% of accounts receivable, though the reseller sold to a number of customers, none of which accounted for more than 10% of accounts receivable as of June 30, 2020. As of December 31, 2019, no reseller or customer accounted for more than 10% of accounts receivable.

No reseller or customer accounted for more than 10% of total revenue during the three or six months ended June 30, 2020 or 2019.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Subscription term-based licenses:
Multi-year subscription term-based licenses	$21,141	$28,994	$45,129	$52,425
1-year subscription term-based licenses	14,183	11,788	28,332	21,082
Total subscription term-based licenses	35,324	40,782	73,461	73,507
Subscription SaaS and support and maintenance	18,944	15,490	37,625	30,385
Professional services and other	4,713	6,188	9,307	9,006
Total revenue	$58,981	$62,460	$120,393	$112,898

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
United States	$44,626	$51,474	$87,655	$89,705
International	14,355	10,986	32,738	23,193
Total revenue	$58,981	$62,460	$120,393	$112,898

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended June 30, 2020 and 2019 or the six months ended June 30, 2020 and 2019.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. The opening and closing balances of contract assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$85,213	$70,300	$86,010	$67,468
Ending balance	84,701	75,637	84,701	75,637
Change	$(512)	$5,337	$(1,309)	$8,169

Contract liabilities consist of customer billings in advance of revenue being recognized. The opening and closing balances of contract liabilities included in deferred revenue were as follows:

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$38,343	$37,975	$47,507	$35,367
Ending balance	39,964	35,490	39,964	35,490
Change	$1,621	$(2,485)	$(7,543)	$123

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three and six months ended June 30, 2020 and 2019 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Deferred revenue recognized as revenue	$12,247	$8,765	$35,215	$24,301

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of June 30, 2020, the Company had $127.3 million of transaction price allocated to remaining performance obligations, of which 89% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$13,104	$10,935	$13,670	$11,033
Additions to deferred commissions	1,650	2,331	3,186	3,629
Amortization of deferred commissions	(1,659)	(1,364)	(3,761)	(2,760)
Ending balance	$13,095	$11,902	$13,095	$11,902

Deferred commissions, current	$5,355	$4,505	$5,355	$4,505
Deferred commissions, noncurrent	7,740	7,397	7,740	7,397
Total deferred commissions	$13,095	$11,902	$13,095	$11,902

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act until it is no longer an emerging growth company or until it chooses to affirmatively and irrevocably opt out of the extended transition period. On June 30, 2020, the last day of the Company’s second fiscal quarter in 2020, the market value of the Company’s common stock held by non-affiliates exceeded $700 million. Accordingly, the Company will be deemed

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

a large accelerated filer as of December 31, 2020 and can no longer take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with its Annual Report on Form 10-K for the year ending December 31, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In February 2020, the

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. For public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. For all other entities, including emerging growth companies, ASU 2016-13 and its amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. As the Company will be designated a large accelerated filer on December 31, 2020, it plans to adopt ASU 2016-13 in the fourth quarter of 2020 for the year ended December 31, 2020. The Company is currently evaluating the impact of the adoption of these pronouncements on its condensed consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in a cloud computing arrangement to be deferred over the noncancelable term of the cloud computing arrangement plus any optional renewal periods that (1) are reasonably certain to be exercised by the customer, or (2) for which exercise of the renewal option is controlled by the cloud service provider. For public companies, the effective date of this pronouncement is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the effective date of this pronouncement is for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. As the Company will be designated a large accelerated filer on December 31, 2020, it plans to adopt ASU 2018-15 in the fourth quarter of 2020 for the year ended December 31, 2020. The Company is currently evaluating the impact of this pronouncement on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. For public entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2019-12 on its condensed consolidated financial statements.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$140,046	$—	$—	$140,046

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$47,858	$—	$—	$47,858

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 7).

4.   Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Computer equipment	$6,088	$5,729
Furniture and fixtures	3,859	3,757
Purchased computer software	785	785
Leasehold improvements	7,527	7,086
Other	448	448
Property and equipment, gross	18,707	17,805
Less: Accumulated depreciation	(8,365)	(6,622)
Property and equipment, net	$10,342	$11,183

Depreciation expense for the three months ended June 30, 2020 and 2019 was $0.9 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $1.9 million and $1.4 million, respectively.

5.   Business Combinations

ShoCard, Inc. Acquisition

On March 2, 2020, Ping Identity Corporation acquired 100% of the voting equity interest in ShoCard, Inc., a Delaware Corporation (“ShoCard”). ShoCard is a cloud-based mobile identity solution that offers identity services for verified claims. The purpose of this acquisition was to expand the Company’s identity proofing solutions.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	March 2, 2020	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$3,550	7 years
Goodwill	964	Indefinite
Deferred tax asset	1,005
Other assets	11
Total assets acquired	5,530
Other liabilities	(2)
Total liabilities assumed	(2)
Net assets acquired	$5,528

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating ShoCard’s identity solution with the Company’s existing identity solutions. None of the goodwill is deductible for tax purposes. The Company incurred $0.1 million and $0.6 million of acquisition-related expenses in conjunction with the ShoCard acquisition, which are included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2020, respectively.

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

The total purchase price was $19.0 million, which included up-front cash consideration of $17.4 million that was funded with existing cash resources, and $1.6 million, of which $1.1 million and $0.5 million was payable on the first and second anniversary of the acquisition, respectively. During the three and six months ended June 30, 2019, the Company paid the first anniversary payment of $1.1 million. During the three and six months ended June 30, 2020, the Company paid the second anniversary payment of $0.5 million.

$4.8 million and $4.2 million of contingent compensation was payable on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates. As these payments were subject to the continued employment of those individuals, they were recognized through compensation expense as incurred. During the three and six months ended June 30, 2019, the

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company paid the first anniversary payment of $4.8 million. During the three and six months ended June 30, 2020, the Company paid the second anniversary payment of $4.2 million.

The following table summarizes the allocation of the purchase price, based on the fair value of the assets acquired and liabilities assumed at the acquisition date:

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

6.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2019 to June 30, 2020 were as follows:

June 30,
2020
(in thousands)
Beginning balance	$417,696
Additions to goodwill related to acquisitions	964
Ending balance	$418,660

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s intangible assets as of June 30, 2020 were as follows:

	June 30, 2020
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$112,074	$(48,877)	$63,197
Customer relationships	94,875	(29,956)	64,919
Trade names	56,683	(22,588)	34,095
Capitalized internal-use software	29,019	(9,237)	19,782
Other intangible assets	1,108	(478)	630
Total intangible assets	$293,759	$(111,136)	$182,623

The Company’s intangible assets as of December 31, 2019 were as follows:

	December 31, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$107,938	$(42,260)	$65,678
Customer relationships	94,875	(26,205)	68,670
Trade names	56,640	(19,754)	36,886
Capitalized internal-use software	21,881	(6,375)	15,506
Other intangible assets	1,077	(535)	542
Total intangible assets subject to amortization	282,411	(95,129)	187,282
In-process research and development	586	—	586
Total intangible assets	$282,997	$(95,129)	$187,868

The Company capitalized $3.8 million and $2.5 million of internal-use software costs during the three months ended June 30, 2020 and 2019, respectively, which included $0.4 million and $0.0 million of stock-based compensation costs, respectively. The Company capitalized $7.1 million and $4.5 million of internal-use software costs during the three months ended June 30, 2020 and 2019, respectively, which included $0.4 million and $0.0 million of stock-based compensation costs, respectively.

Amortization expense for the three months ended June 30, 2020 and 2019 was $8.3 million and $7.4 million, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $16.2 million and $14.7 million, respectively. During the three and six months ended June 30, 2020, $0.6 million of in-process research and development was reclassified to developed technology when ready for intended use.

As of June 30, 2020, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	June 30, 2020
(in thousands)
2020 (remaining six months)	$16,941
2021	33,118
2022	31,264
2023	28,923
2024	25,778
Thereafter	46,599
Total	$182,623

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

The 2019 Credit Agreement contains certain customary events of default and customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company to incur additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions. In addition, under the terms of the 2019 Credit Agreement, the Company must adhere to certain financial covenants, including (i) a senior secured net leverage ratio, which shall not be more than 3.50 to 1.00, provided that the maximum ratio shall be increased to 4.00 to 1.00 during a fiscal year in which a Material Acquisition (as defined in the 2019 Credit Agreement) has been consummated, and (ii) a consolidated interest coverage ratio, which shall not be less than 3.50 to 1.00. As of June 30, 2020, the Company was in compliance with all financial covenants.

The wholly owned indirect subsidiary, Ping Identity Corporation, as borrower under the 2019 Credit Agreement, is limited in its ability to declare dividends or make any payment on account of its capital

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company recognized $0.7 million and $3.9 million in interest expense for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized $1.1 million and $7.8 million in interest expense, respectively.

As of June 30, 2020 and December 31, 2019, the Company’s outstanding long-term debt balance was $148.9 million and $50.9 million, respectively (net of debt issuance costs of $1.1 million and $1.2 million, respectively). Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During the three months ended June 30, 2020 and 2019, the Company amortized $0.1 million and $0.2 million of debt issuance costs, respectively. During the six months ended June 30, 2020 and 2019, the Company amortized $0.1 million and $0.4 million of debt issuance costs, respectively.

Future principal payments on outstanding borrowings as of June 30, 2020 are as follows:

Year Ending December 31,	June 30, 2020
(in thousands)
2020 (remaining six months)	$—
2021	—
2022	—
2023	—
2024	150,000
Thereafter	—
Total	$150,000

8.   Income Taxes

For the three months ended June 30, 2020 and 2019, the Company recorded $2.9 million and $0.2 million as its benefit for income taxes, respectively. For the six months ended June 30, 2020 and 2019,

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the Company recorded $4.9 million and $1.2 million as its benefit for income taxes, respectively. The key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments. The increase in the tax benefit for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 also relates to a larger benefit for stock-based compensation and an increase in R&D credits recorded in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.

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

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of June 30, 2020 and December 31, 2019, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

10.   Stock-Based Compensation

On June 30, 2016, the Company established the 2016 Stock Option Plan (the ‘‘2016 Plan’’). The 2016 Plan provides for grants of restricted stock units and stock options to executives, directors, consultants,

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

advisors and key employees which allow option holders to purchase stock in Ping Identity Holding Corp. The Company has 6,800,000 shares of common stock reserved for issuance under the 2016 Plan.

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. At June 30, 2020, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 11,290,813 shares.

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Subscription cost of revenue	$174	$—	$320	$—
Professional services and other cost of revenue	99	—	183	—
Sales and marketing	1,243	188	2,040	410
Research and development	1,298	218	2,186	433
General and administrative	1,731	634	2,673	1,256
Total	$4,545	$1,040	$7,402	$2,099

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized in relation to internal-use software. Refer to Note 6 for additional details.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. The weighted-average grant-date fair value of RSUs granted during the three months ended June 30, 2020 was $20.50. No RSUs were granted during the three months ended June 30, 2019. The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2020 and 2019 was $20.63 and $13.30, respectively. The total intrinsic value of RSUs vested during the three months ended June 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively. The total intrinsic value of RSUs vested during the six months ended June 30, 2020 and 2019 was $0.6 million and $0.1 million, respectively. As of June 30, 2020, there was $45.5 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.6 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2019	1,415,629	$16.46
Granted	1,490,722	20.63
Forfeited/canceled	(107,200)	16.51
Vested	(26,344)	18.15
Unvested as of June 30, 2020	2,772,807	$18.68

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

No stock options were granted during the three or six months ended June 30, 2020 or 2019. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	5,945,878	$9.41	7.5	$88,520
Granted	—	—
Forfeited/canceled	(332,380)	9.02
Exercised	(960,037)	9.00		15,110
Outstanding as of June 30, 2020	4,653,461	$9.53	7.0	$105,000

As of June 30, 2020:
Vested and expected to vest	2,862,426	$9.55	7.0	$64,516
Vested and exercisable	1,982,169	$8.55	6.5	$46,656

As of June 30, 2020, unamortized stock-based compensation expense related to the time-based awards was $4.0 million and the remaining weighted-average vesting term was 2.2 years. The vesting of these time-based awards may accelerate and the stock options will become exercisable following both (i) an initial public offering (“IPO”) and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista Equity Partners (“Vista”) realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. Though the recognition of the remaining unamortized stock-based compensation expense may be accelerated, acceleration was not probable as of June 30, 2020.

For the awards subject to performance and market conditions, unrecognized stock-based compensation expense as of June 30, 2020 was $7.9 million. The vesting conditions of these awards provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. As of June 30, 2020, these awards were not considered probable of meeting vesting requirements and accordingly, no expense was recorded.

Long-Term Incentive Plan

Grants under the Company’s long-term incentive plan (“LTIP”) are expected to vest following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. As of June 30, 2020, these awards were not considered probable of meeting the vesting requirements and accordingly, no expense was recorded during the three or six months ended June 30, 2020. During future reporting periods, if the awards are considered to be probable of meeting vesting requirements, this could result in compensation expense of at least $18.0 million.

Other Liability-Classified Awards

In conjunction with the ShoCard acquisition (Note 5), the Company issued liability-classified awards to certain individuals with a stated value of $3.1 million and $2.3 million that vest on the first and second anniversary of the acquisition, respectively, and are subject to continuous service and other conditions. The liability-classified awards will be settled with a variable number of shares of the Company’s common stock at each anniversary date based on the satisfaction of such conditions. During the three and six

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

months ended June 30, 2020, the Company recognized $0.8 million and $1.0 million of stock-based compensation expense, respectively, related to these awards.

11.    Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which owned a majority of the Company during the three and six months ended June 30, 2020 and 2019. During the three and six months ended June 30, 2020 and 2019, the Company paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for Vista were $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. The total expenses incurred by the Company for Vista were $0.3 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue of $0.1 million during the three months ended June 30, 2020 and 2019. The Company recognized revenue of $0.3 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively. The Company had $0.1 million and $1.1 million in accounts receivable related to these agreements at June 30, 2020 and December 31, 2019, respectively.

12.  Operating Leases

The Company leases office spaces and a data center under noncancelable lease terms. These leases have a remaining lease term of up to six years, with a small number of office spaces that are month-to-month and accounted for as short-term leases in accordance with ASC 842-20-25-2. The Company has not recognized renewal options as part of its right-of-use assets and lease liabilities, as renewal options are not reasonably certain of exercise or occurrence as of June 30, 2020. Additionally, these leasing arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

The following tables present components of lease cost recorded in the condensed consolidated statement of operations and supplemental information as of and for the three and six months ended June 30, 2020.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

	(in thousands)
Lease costs:
Operating lease costs	$929	$1,848
Short-term lease costs	82	182
Variable lease costs	451	963
Total lease costs	$1,462	$2,993

Six Months Ended
June 30, 2020
(in thousands)
Other information:
Cash paid for the amounts included in the measurement of lease liabilities within operating cash flows	$1,850

	June 30,
	2020
Weighted-average:
Remaining lease term	5.3	years
Discount rate	3.9%

As of June 30, 2020, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ending December 31,	June 30, 2020
(in thousands)
2020 (remaining six months)	$2,118
2021	4,105
2022	4,026
2023	4,080
2024	3,742
Thereafter	3,607
Total lease payments	21,678
Less: imputed interest	(2,284)
Total operating lease liability	$19,394

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following table summarizes the future minimum lease payments related to operating leases as of December 31, 2019 under ASC 840.

Year Ending December 31,	December 31, 2019
(in thousands)
2020	$3,819
2021	3,774
2022	3,785
2023	3,839
2024	3,712
Thereafter	3,606
Total	$22,535

Rent expense under noncancelable operating leases totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2019, respectively.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.   Commitments and Contingencies

Letters of Credit

As of June 30, 2020 and December 31, 2019, the Company had outstanding letters of credit under an office lease agreement that totaled $0.7 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at June 30, 2020 and December 31, 2019.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of June 30, 2020 were approximately $28.3 million for periods through 2022.

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

The Company made contributions to its employee benefit plans of $0.8 million and $0.7 million during the three months ended June 30, 2020 and 2019, respectively. The Company made contributions to its employee benefit plans of $1.6 million and $1.4 million during the six months ended June 30, 2020 and 2019, respectively.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.     Net Income (Loss) Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,916)	$1,756	$(7,082)	$(3,123)
Denominator:
Basic shares:
Weighted-average common stock outstanding - basic	80,169	65,018	79,956	65,012
Diluted shares:
Weighted-average common stock outstanding - basic	80,169	65,018	79,956	65,012
Effect of potentially dilutive securities:
RSUs	—	20	—	—
Stock options	—	1,413	—	—
Weighted-average common stock outstanding - diluted	80,169	66,451	79,956	65,012
Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.09)	$(0.05)
Diluted	$(0.04)	$0.03	$(0.09)	$(0.05)

The following shares were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
RSUs	2,773	—	2,773	32
Stock options	2,862	621	2,862	4,082
Other awards	168	—	168	—
Total antidilutive shares	5,803	621	5,803	4,114

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

Impact of COVID-19

Though the impact of rapidly changing market and economic conditions due to COVID-19 is uncertain, it continues to disrupt the business of our customers and partners and will continue to impact our business and condensed consolidated results of operations and financial condition in the future. The worldwide spread of the COVID-19 outbreak is resulting in a global slowdown of economic activity with a corresponding decrease in demand for certain goods and services, including possibly from our own customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented economic shutdown. We have endeavored to follow recommended actions of government and health authorities to protect our employees worldwide. While we have not incurred significant disruptions thus far from the COVID-19 pandemic, we are unable to accurately predict the extent of the impact on our business due to numerous uncertainties, including but not limited to, the severity of the disease, the duration of the outbreak, actions taken by governmental authorities, the impact to our customers and partners and other factors as described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Specifically, during the second quarter of 2020, we continued to experience overall strong engagement with enterprise customers as work-from-home and increased virtual customer engagement highlighted the need for modernization of their identity security infrastructure. However, given the economic uncertainty driven by the COVID-19 pandemic, certain of these enterprise customers elected to phase-in their purchases of our solutions, resulting in smaller deal sizes and a reduction in our dollar-based net retention rate for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019.

While we began to see the effects of the COVID-19 pandemic on our results of operations and overall financial performance for the quarter ended June 30, 2020, the total effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods and such effect is uncertain. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, establishing allowances for doubtful accounts, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of the COVID-19 outbreak. We will continue to evaluate the nature and extent of the impact to our business and our condensed consolidated results of operations and financial condition.

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

The table below sets forth our ARR as of the end of June 30, 2020 and 2019, respectively.

	June 30,		Change
	2020	2019	$	%

	(dollars in thousands)
ARR	$235,232	$197,990	$37,242	19%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 111% at June 30, 2020. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA and API Intelligence, will continue to support our high dollar-based net retention rate.

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

Our customers with ARR over $250,000 increased from 214 at June 30, 2019 to 242 at June 30, 2020, representing a year-over-year growth rate of 13%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$21,244	$8,064
Less:
Purchases of property and equipment	(1,420)	(2,330)
Capitalized software development costs	(6,749)	(4,492)
Free Cash Flow	$13,075	$1,242
Net cash used in investing activities	$(12,872)	$(6,822)
Net cash provided by (used in) financing activities	$101,497	$(1,951)
Cash paid for interest	$1,186	$7,739

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Gross profit	$42,302	$49,177	$87,990	$87,327
Amortization expense	4,944	3,956	9,546	7,822
Stock-based compensation expense	273	—	503	—
Non-GAAP Gross Profit	$47,519	$53,133	$98,039	$95,149

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

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net income (loss)	$(2,916)	$1,756	$(7,082)	$(3,123)
Interest expense(1)	724	4,133	1,230	8,249
(Benefit) provision for income taxes	(2,932)	(178)	(4,876)	(1,241)
Depreciation and amortization	9,177	8,109	18,028	16,096
Stock-based compensation expense	4,545	1,040	7,402	2,099
Acquisition-related expense(2)	30	545	1,099	2,277
Other (income) expense, net(3)	(695)	(234)	555	(225)
Adjusted EBITDA	$7,933	$15,171	$16,356	$24,132

(1)	Includes amortization of debt issuance costs.
(2)	Acquisition-related expense for the three months ended June 30, 2020 and 2019, respectively, included $0.0 million and $0.5 million of contingent compensation and retention expense related to the acquisition of Elastic Beam. Acquisition-related expense for the six months ended June 30, 2020 and 2019, respectively, included $0.5 million and $2.2 million of contingent consideration and retention expense related to the Elastic Beam acquisition. For more information related to our acquisition of Elastic Beam and the payment of contingent compensation, please refer to Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)	See this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the components of other (income) expense.

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

For the three months ended June 30, 2020 and 2019, 60% and 65%, respectively, of our revenue was from subscription term-based licenses. For the six months ended June 30, 2020 and 2019, 61% and 65%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

Professional Services and Other.   Professional services and other cost of revenue consists primarily of employee compensation costs directly associated with delivery of professional services and training, including stock-based compensation, costs of third-party contractors, facility rental charges and other associated overhead costs. We expect our professional services and other cost of revenue to increase in absolute dollars relative to the growth of our business.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
Subscription	$54,268	$56,272	$111,086	$103,892
Professional services and other	4,713	6,188	9,307	9,006
Total revenue	58,981	62,460	120,393	112,898
Cost of revenue:
Subscription (exclusive of amortization shown below)	7,509	5,652	14,618	10,833
Professional services and other (exclusive of amortization shown below)	4,226	3,675	8,239	6,916
Amortization expense	4,944	3,956	9,546	7,822
Total cost of revenue	16,679	13,283	32,403	25,571
Gross profit	42,302	49,177	87,990	87,327
Operating expenses:
Sales and marketing(1)	20,751	20,026	42,941	37,334
Research and development(1)	11,411	10,857	23,625	22,311
General and administrative(1)	11,726	8,664	23,115	15,748
Depreciation and amortization	4,233	4,153	8,482	8,274
Total operating expenses	48,121	43,700	98,163	83,667
Income (loss) from operations	(5,819)	5,477	(10,173)	3,660
Other income (expense):
Interest expense	(724)	(4,133)	(1,230)	(8,249)
Other income (expense), net	695	234	(555)	225
Total other income (expense)	(29)	(3,899)	(1,785)	(8,024)
Income (loss) before income taxes	(5,848)	1,578	(11,958)	(4,364)
Benefit for income taxes	2,932	178	4,876	1,241
Net income (loss)	$(2,916)	$1,756	$(7,082)	$(3,123)
(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Subscription cost of revenue	$174	$—	$320	$—
Professional services and other cost of revenue	99	—	183	—
Sales and marketing	1,243	188	2,040	410
Research and development	1,298	218	2,186	433
General and administrative	1,731	634	2,673	1,256
Total	$4,545	$1,040	$7,402	$2,099

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	92%	90%	92%	92%
Professional services and other	8	10	8	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	13	9	12	10
Professional services and other (exclusive of amortization shown below)	7	6	7	6
Amortization expense	8	6	8	7
Total cost of revenue	28	21	27	23
Gross profit	72	79	73	77
Operating expenses:
Sales and marketing	36	32	36	33
Research and development	19	17	20	20
General and administrative	20	14	19	14
Depreciation and amortization	7	7	7	7
Total operating expenses	82	70	82	74
Income (loss) from operations	(10)	9	(9)	3
Other income (expense):
Interest expense	(1)	(6)	(1)	(7)
Other income (expense), net	1	—	—	—
Total other income (expense)	—	(6)	(1)	(7)
Income (loss) before income taxes	(10)	3	(10)	(4)
Benefit for income taxes	5	—	4	1
Net income (loss)	(5)%	3%	(6)%	(3)%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenue:
Subscription	$54,268	$56,272	$(2,004)	(4)%	$111,086	$103,892	$7,194	7%
Professional services and other	4,713	6,188	(1,475)	(24)	9,307	9,006	301	3
Total revenue	$58,981	$62,460	$(3,479)	(6)%	$120,393	$112,898	$7,495	7%

Total revenue decreased by $3.5 million, or 6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. 58% of the decrease in total revenue was due to a decrease in subscription revenue of $2.0 million, discussed further below. The remaining $1.5 million of the decrease was due to a decrease in professional services and other revenue, primarily as a result of a $3.0 million decrease in event sponsorship revenue from conducting our Identiverse conference virtually this year as a result of COVID-19. This decrease was offset by an increase in professional services revenue due to an increase in the provisioning of implementation and consulting services.

Total revenue increased by $7.5 million, or 7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. 96% of the increase in total revenue was due to an increase in subscription revenue of $7.2 million, discussed further below. The remaining $0.3 million of the increase was due to an increase in professional services and other revenue as a result of an increase in the provisioning of implementation and consulting services, partially offset by a decrease in event sponsorship revenue of $3.0 million from hosting our Identiverse conference virtually due to COVID-19 as described above.

The table below sets forth the components of subscription revenue for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$21,141	$28,994	$(7,853)		$45,129	$52,425	$(7,296)
1-year subscription term-based licenses	14,183	11,788	2,395		28,332	21,082	7,250
Subscription term-based licenses	35,324	40,782	(5,458)		73,461	73,507	(46)
Subscription SaaS and maintenance and support	18,944	15,490	3,454		37,625	30,385	7,240
Total subscription revenue	$54,268	$56,272	$(2,004)	(4)%	$111,086	$103,892	$7,194	7%

Subscription revenue decreased 4%, or $2.0 million, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was primarily a result of customers electing to phase-in their purchases of our solutions, resulting in smaller deal sizes in light of the sustained economic environment and associated uncertainty surrounding COVID-19. However, in the six months ended June 30, 2020, subscription revenue increased 7%, or $7.2 million, from the six months ended June 30, 2019 as a result of a greater amount of subscriptions entered into or renewed in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Remaining changes in subscription revenue were due to the following:

●	Change in subscription type. Subscription term-based license revenue as a percentage of subscription revenue decreased from 72% in the three months ended June 30, 2019 to 65% in the three months ended June 30, 2020, and from 71% in the six months ended June 30, 2019 to 66% in the six months ended June 30, 2020. Subscription SaaS and support and maintenance as a percentage of total subscription revenue increased from 28% in the three months ended June 30, 2019 to 35% in the three months ended June 30, 2020, and from 29% in the six months ended June 30, 2019 to 34% in the six months ended June 30, 2020. This resulted in greater deferral of revenue from subscriptions entered into or renewed during the three and six months ended June 30, 2020 compared to the three and six months ended June, 2019. We expect subscription SaaS and support and maintenance to continue to gradually increase as a percentage of total subscription revenue in future periods, resulting in greater deferral of revenue in the period in which the subscription is contracted.
●	Change in term-based subscription duration. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 71% in the three months ended June 30, 2019 to 60% in the three months ended June 30, 2020, and from 71% in the six months ended June 30, 2019 to 61% in the six months ended June 30, 2020. This resulted in less upfront revenue recognition from subscriptions entered into or renewed during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Given the impacts of COVID-19, we expect multi-year subscriptions as a percentage of total subscription term-based licenses to continue to decline when compared to the same period in the prior year through the year ending December 31, 2020, resulting in less upfront revenue recognition from the corresponding license.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$7,509	$5,652	$1,857	33%	$14,618	$10,833	$3,785	35%
Professional services and other (exclusive of amortization shown below)	4,226	3,675	551	15	8,239	6,916	1,323	19
Amortization expense	4,944	3,956	988	25	9,546	7,822	1,724	22
Total cost of revenue	$16,679	$13,283	$3,396	26%	$32,403	$25,571	$6,832	27%

Subscription cost of revenue increased by $1.9 million, or 33%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. $1.2 million of the increase was compensation related and primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $0.7 million of the increase was attributable to an increase in cloud-based hosting costs largely associated with the increased adoption of our SaaS solutions.

Subscription cost of revenue increased by $3.8 million, or 35%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. $2.2 million of the increase was compensation related and primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $1.5 million of the increase was attributable to an increase in cloud-based hosting costs largely associated with the increased adoption of our SaaS solutions. Substantially all of the remaining increase in subscription cost of revenue was due to an increase in allocated overhead.

Professional services and other cost of revenue increased by $0.6 million, or 15%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. $0.5 million of the increase related to an increase in consulting costs. The remaining portion of the increase was primarily attributable to compensation and allocated overhead.

Professional services and other cost of revenue increased by $1.3 million, or 19%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase related to a $0.9 million increase in consulting costs, partially to aid in the development of our certification programs. The remaining $0.4 million increase was due to compensation-related costs primarily attributable to an increase in headcount to support the growth of our business.

Amortization expense increased by $1.0 million, or 25%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Amortization expense increased by $1.7 million, or 22%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was attributable primarily to an increase in the amortization of our capitalized software as well as an increase in the amortization of developed technology resulting from our acquisition of ShoCard in March 2020, as further described in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$20,751	$20,026	$725	4%	$42,941	$37,334	$5,607	15%
Research and development	11,411	10,857	554	5	23,625	22,311	1,314	6
General and administrative	11,726	8,664	3,062	35	23,115	15,748	7,367	47
Depreciation and amortization	4,233	4,153	80	2	8,482	8,274	208	3
Total operating expenses	$48,121	$43,700	$4,421	10%	$98,163	$83,667	$14,496	17%

Sales and Marketing.     Sales and marketing expenses increased by $0.7 million, or 4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Compensation-related expenses increased $3.0 million primarily as a result of an increase in headcount related to the expansion of our sales force and our marketing department as well as an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This was offset by decreases in promotional expenses of $1.3 million and travel costs of $1.2 million, which were higher in the three months ended June 30, 2019 due to the tradeshows, event sponsorships and marketing around our IPO as well as reduction in travel in 2020 due to COVID-19. The remaining increase in sales and marketing expenses was the result of partner and consulting costs.

Sales and marketing expenses increased by $5.6 million, or 15%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. $6.6 million of the increase was the result of increased commissions related to the increase in revenue, the increase in our sales force and continued investment in our channel relationships as well as an increase in stock-based compensation expense resulting from an increase in the issuance of RSUs granted in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was offset by decreases in travel costs of $1.4 million and promotional expenses of $1.0 million, which were higher in the six months ended June 30, 2019 due to tradeshows and event sponsorships and marketing around our IPO as well as reduction in travel in 2020 due to COVID-19. Substantially all of the remaining increase in sales and marketing expenses was the result of increased partner commissions and consulting costs of $0.7 million, increased costs related to company events of $0.7 million and allocated overhead.

Research and Development.    Research and development expenses increased by $0.6 million, or 5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. $1.7 million of the increase was compensation related and primarily the result of an increase in headcount to enhance and expand our solutions as well as an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in compensation-related expenses was partially offset by a decrease of $0.5 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam that was paid in part in April 2019 (as further discussed in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The increase in research and development expenses was also offset by decreases in travel costs and allocated overhead.

Research and development expenses increased by $1.3 million, or 6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. $4.1 million of the increase was compensation-related and primarily the result of an increase in headcount to enhance and expand our solutions. Compensation-related expenses also increased due to an increase in stock-based compensation expense resulting from an increase in the issuance of equity awards granted in the six months ended June 30, 2020 compared to June 30, 2019, including the liability-classified awards that were issued in conjunction with the ShoCard acquisition as further described in Notes 5 and 10 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in compensation-related expenses was partially offset by a decrease of $1.8 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam that was paid in part in April 2019. The increase in research and development expenses was also offset by decreased travel costs and allocated overhead.

General and Administrative.     General and administrative expenses increased by $3.1 million, or 35%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. $3.2 million of the increase was attributable to an increase in administrative expenses related to operating as a public company. $0.7 million was compensation-related and primarily the result of an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. These increases were offset by decreases in travel costs, consulting expenses and allocated overhead.

General and administrative expenses increased by $7.4 million, or 47%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. $5.7 million of the increase was attributable to an increase in administrative expenses related to operating as a public company. $1.1 million of the increase was compensation-related and primarily the result of an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The remaining increase in general and administrative expenses related to an increase of $0.6 million in acquisition-related expenses from our acquisition of ShoCard that was consummated in March 2020 (as further discussed in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and an increase of $0.9 million due to increased rent expense related to variable lease payments. These increases were partially offset by decreases related to travel costs, promotional expenses and consulting fees.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same for the three and six months ended June 30, 2020 compared to the three and six months ended 2019 as no major changes were made to our property and equipment or to certain acquired intangible assets period-over-period.

Other Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest expense	$(724)	$(4,133)	$3,409	(82)%	$(1,230)	$(8,249)	$7,019	(85)%
Other income (expense), net	695	234	461	197	(555)	225	(780)	(347)
Total other income (expense)	$(29)	$(3,899)	$3,870	(99)%	$(1,785)	$(8,024)	$6,239	(78)%

Interest Expense.     Interest expense decreased by $3.4 million, or 82%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was attributable primarily to the refinancing of our debt in December 2019 as described in Note 7 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The refinancing also attributed to the period-over-period decrease in the weighted average interest rate, from 6.2% for the three months ended June 30, 2019 to 1.8% for the three months ended June 30, 2020.

Interest expense decreased by $7.0 million, or 85%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was attributable primarily to the refinancing of our debt in December 2019, which attributed to the period-over-period decrease in the weighted average interest rate, from 6.2% for the six months ended June 30, 2019 to 2.2% for the six months ended June 30, 2020.

Other Income (Expense), Net.     Other income (expense), net increased by $0.5 million, or 197%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was attributable primarily to a change in the amount of foreign currency gains, from a loss of $0.1 million in the three months ended June 30, 2019 compared to a gain of $0.6 million in the three months ended June 30, 2020, partially offset by a decrease in interest income recognized in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Other income (expense), net decreased by $0.8 million, or 347%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was attributable to a decrease in interest income of $0.5 million as well as an increase in the amount of foreign currency losses, from a loss of $0.5 million in the six months ended June 30, 2019 compared to a loss of $0.8 million in the six months ended June 30, 2020.

Benefit for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Benefit for income taxes	$2,932	$178	$2,754	1,547%	$4,876	$1,241	$3,635	293%

Our benefit for income taxes increased by $2.8 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in our benefit for income taxes for the three months ended

June 30, 2020 compared to the three months ended June 30, 2019 was primarily driven by a larger benefit for stock-based compensation expense as well as an increase in R&D credits recorded in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Our benefit for income taxes increased by $3.6 million, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in our benefit for income taxes for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by a larger benefit for stock-based compensation expense as well as an increase in R&D credits recorded in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Liquidity and Capital Resources

General

As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $177.1 million, which were held for working capital purposes. As of June 30, 2020, our cash equivalents were comprised of money market funds. During the six months ended June 30, 2020 and 2019, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2020, we had deferred revenue of $40.0 million, of which $37.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$21,244	$8,064
Net cash used in investing activities	(12,872)	(6,822)
Net cash provided by (used in) financing activities	101,497	(1,951)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(406)	220
Net increase (decrease) in cash and cash equivalents and restricted cash	$109,463	$(489)
Cash and cash equivalents and restricted cash at beginning of period	68,386	84,143
Cash and cash equivalents and restricted cash at end of period	$177,849	$83,654

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the six months ended June 30, 2020, net cash provided by operating activities was $21.2 million, reflecting our net loss of $7.1 million, adjusted for non-cash charges of $24.2 million and net cash inflows of $4.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to an $8.7 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $7.2 million decrease in prepaid expenses and other current assets, a $3.9 million increase in accounts payable, a $2.2 million increase in accrued expenses and other due to the timing of cash disbursements and a $1.3 million increase in contract assets. These were partially offset by a $7.5 million decrease in deferred revenue driven by the timing of revenue recognition, a $3.2 million increase in deferred commissions and an $8.7 million decrease in accrued compensation related to the timing of cash disbursements to our employees.

During the six months ended June 30, 2019, net cash provided by operating activities was $8.1 million due to our net loss of $3.1 million that was adjusted for non-cash charges of $20.0 million and net cash outflows of $8.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to an $8.2 million increase in contract assets, a $3.6 million increase in deferred commissions, a $4.6 million decrease in accrued compensation and a $1.5 million decrease in accrued expenses and other due to the timing of payments, partially offset by a $6.0 million decrease in accounts receivable due to the timing of receipt of payment from our customers and a $3.1 million decrease in prepaid expenses and other current assets due to the timing of cash disbursements.

Investing Activities

Net cash used in investing activities was $12.9 million and $6.8 million during the six months ended June 30, 2020 and 2019, respectively, representing an increase of $6.1 million. The net increase is primarily attributable to the acquisition of ShoCard in March 2020 for $4.7 million as well as an increase in the capitalization of internal-use software costs of $2.3 million, offset by a decrease in purchases of property and equipment of $0.9 million.

Financing Activities

Net cash provided by financing activities was $101.5 million during the six months ended June 30, 2020 whereas net cash used in financing activities was $2.0 million during the six months ended June 30, 2019, representing an increase of $103.5 million. The net increase primarily relates to the draw down on our 2019 Revolving Credit Facility of $97.8 million that occurred in March 2020 and receipt of proceeds from stock option exercises of $6.0 million.

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

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we previously entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), or condensed consolidated statements of cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

On June 30, 2020, the last day of our second fiscal quarter in 2020, the market value of our common stock held by non-affiliates exceeded $700 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2020 and can no longer take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended June 30, 2020 and 2019, we recorded a gain of $0.6 million and a loss of $0.1 million on foreign exchange transactions, respectively. For the six months ended June 30, 2020 and 2019, we recorded losses of $0.8 million and $0.5 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three and six months ended June 30, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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

At June 30, 2020, we had total outstanding debt of $150.0 million under our 2019 Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our facilities, workforce and operations, the behavior of our customers and consumers and the operations of our respective vendors and suppliers. Concern over the impact of COVID-19 has delayed the purchasing decisions of prospective Ping Identity customers and caused certain customers to opt for shorter contract durations. While governmental authorities have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential customers, cancellation and inability to participate in conferences and other industry events that lead to sales generation, longer time periods to review and approve work product and a corresponding reduction in innovation, longer time to respond to platform performance issues, or other decreases in productivity that could seriously harm our business. Significant management time and resources may be diverted from our ordinary business operations in order to develop, implement and manage workplace safety strategies and conditions as we attempt to return to office workplaces. Further, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, or we may have to reduce headcount in certain areas of our business as a result of the economic impact of COVID-19, which may impact our ability to respond to our customers’ needs and fulfill contractual obligations. In addition, as a result of financial or operational difficulties, our suppliers, system integrators and channel partners may experience delays or interruptions in their ability to provide services to us or our customers, if they are able to do so at all, which could interrupt our customers’ access to our services which could adversely affect their perception of our platform’s reliability and result in increased liability exposure. We rely upon third parties for certain critical inputs to our business and solutions, such as data centers and technology infrastructure. Any disruptions to services provided to us by third parties that we rely upon to provide our solutions, including as a result of actions outside of our control, could significantly impact the continued performance of such solutions. This uncertain environment may also lead to increased cyber and fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given the increase in online transaction activity. The dispersed nature of our workforce may also increase our cyber and fraud risk as our information technology and security teams must manage and secure equipment used by our employees remotely, and with our employees working more independently, there are increased opportunities for humor error. We could experience direct financial loss, or be exposed to contractual or reputational liability, if we were affected by cyber security attacks.

The COVID-19 pandemic has also significantly increased economic and demand uncertainty, and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital. The COVID-19 pandemic has caused an economic slowdown, and it is possible that it could cause a global recession. The COVID-19 pandemic has caused a general decrease in consumer spending and decrease in consumer confidence. Our revenue, results of operations and cash flows depend on the overall demand for our solutions and solution packages. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), geopolitical issues or the availability and cost of credit have led to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT, IAM and identity security spending by our existing and prospective customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. Some of our customers have experienced and may continue to experience financial hardship that may result in delayed or uncollectible payments. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented shutdown of the economy. All of these factors are expected to have a negative impact on our revenue, cash flows and results of operations.

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

As part of our business development efforts, we anticipate that we will continue to depend on relationships with third parties, such as our channel partners and technology partners, to sell, market, build, operate and deploy our solutions and solution packages. Identifying these partners and maintaining these relationships requires significant time and resources. Our competitors may be effective in providing incentives to channel partners and other third parties to favor their solutions or services over subscriptions to our platform and a substantial number of our agreements with channel partners are non-exclusive such that those channel partners may offer customers the solutions of several different companies, including solutions that compete with ours. Our channel partners may cease marketing or reselling our platform with limited or no notice and without penalty. Our channel partners may also choose to promote our competitors’ solutions versus our own solutions and solution packages. If our technology partners fail to build, deploy or operate our solutions and/or solution packages in a manner that satisfies our customers, or if we fail to adequately negotiate and document the underlying agreement with such technology partners, our customers may seek direct recourse against us. In the event that a relationship with a technology partner deploying and operating our solution is terminated, we may be unable to allocate the proper engineering resources to support the solution internally, or the solution may become too costly to run ourselves. In addition, given the competitive landscape, acquisitions of our channel or technology partners by a competitor could adversely affect our customers, as these partners may no longer be in a position to sell, market, build, operate and/or deploy our solutions and solution packages. Furthermore, some of these partners may themselves build competitive solutions that are or may become competitive with certain of our solutions and/or solution packages and then elect to no longer support or integrate with our platform. Lastly, we cannot accurately predict the impact of the COVID-19 pandemic on the business operations of these critical third parties, and thus may not be able to recoup any financial or strategic losses as a result of an unexpected termination of the underlying relationship. If we are unsuccessful in establishing or maintaining our relationships with critical third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our solutions or increased revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

The Company entered into an amendment to the 2019 Credit Agreement on August 11, 2020 (the "Credit Amendment"). The Credit Amendment, among other provisions, amended the definition of “EBITDA” therein to add two additional addbacks and also updated the standard “Bail-In” language. The Credit Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and such exhibit is incorporated herein by reference.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

10.1

Ping Identity Holding Corp. Omnibus Incentive Plan, as amended May 5, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement filed with the SEC on Form S-1 on May 11, 2020).

10.2

First Amendment to the Credit Agreement, dated August 11, 2020, by and among Roaring Fork Intermediate, LLC, Ping Identity Corporation, the other loan parties party thereto, each of the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Signature	Title	Date
/s/Raj Dani Raj Dani	Chief Financial Officer (Principal Financial Officer)	August 12, 2020