Form 10-Q
period 2020-09-30
Ping Identity Holding Corp.
filed 2020-11-04
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

On October 30, 2020, the Registrant had 81,110,873 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$173,206	$67,637
Accounts receivable, net of allowances of $728 and $873 at September 30, 2020 and December 31, 2019, respectively	49,659	67,642
Contract assets, current	69,766	70,031
Deferred commissions, current	5,773	5,814
Prepaid expenses	17,703	12,768
Other current assets	1,068	3,774
Total current assets	317,175	227,666
Noncurrent assets:
Property and equipment, net	9,564	11,183
Goodwill	418,660	417,696
Intangible assets, net	177,447	187,868
Contract assets, noncurrent	14,239	15,979
Deferred commissions, noncurrent	8,231	7,856
Deferred income taxes, net	2,685	2,755
Operating lease right-of-use assets	15,052	—
Other noncurrent assets	2,518	1,808
Total noncurrent assets	648,396	645,145
Total assets	$965,571	$872,811
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$748	$1,118
Accrued expenses and other current liabilities	6,837	9,302
Accrued compensation	10,427	18,126
Deferred revenue, current	35,640	45,446
Operating lease liabilities, current	3,770	—
Total current liabilities	57,422	73,992
Noncurrent liabilities:
Deferred revenue, noncurrent	2,352	2,061
Long-term debt	148,951	50,941
Deferred income taxes, net	19,679	30,571
Operating lease liabilities, noncurrent	17,005	—
Other liabilities, noncurrent	2,607	4,775
Total noncurrent liabilities	190,594	88,348
Total liabilities	248,016	162,340
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 or December 31, 2019	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 81,003,507 and 79,632,500 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	81	80
Additional paid-in capital	733,769	718,446
Accumulated other comprehensive loss	(561)	(399)
Accumulated deficit	(15,734)	(7,656)
Total stockholders' equity	717,555	710,471
Total liabilities and stockholders' equity	$965,571	$872,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$55,113	$57,495	$166,199	$161,387
Professional services and other	4,828	4,270	14,135	13,276
Total revenue	59,941	61,765	180,334	174,663
Cost of revenue:
Subscription (exclusive of amortization shown below)	8,091	5,995	22,709	16,828
Professional services and other (exclusive of amortization shown below)	4,083	4,086	12,322	11,002
Amortization expense	5,177	4,159	14,723	11,981
Total cost of revenue	17,351	14,240	49,754	39,811
Gross profit	42,590	47,525	130,580	134,852
Operating expenses:
Sales and marketing	21,164	17,819	64,105	55,153
Research and development	12,224	11,283	35,849	33,594
General and administrative	10,702	10,984	33,817	26,732
Depreciation and amortization	4,223	4,060	12,705	12,334
Total operating expenses	48,313	44,146	146,476	127,813
Income (loss) from operations	(5,723)	3,379	(15,896)	7,039
Other income (expense):
Interest expense	(605)	(3,818)	(1,835)	(12,067)
Loss on extinguishment of debt	—	(3,150)	—	(3,150)
Other income (expense), net	1,271	(992)	716	(767)
Total other income (expense)	666	(7,960)	(1,119)	(15,984)
Loss before income taxes	(5,057)	(4,581)	(17,015)	(8,945)
Benefit for income taxes	4,061	3,986	8,937	5,227
Net loss	$(996)	$(595)	$(8,078)	$(3,718)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.10)	$(0.06)
Weighted-average shares used in computing net loss per share:
Basic and diluted	80,692	66,269	80,203	65,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(996)	$(595)	$(8,078)	$(3,718)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	502	(110)	(162)	205
Total other comprehensive income (loss)	502	(110)	(162)	205
Comprehensive loss	$(494)	$(705)	$(8,240)	$(3,513)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended September 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2020	80,444,507	$80	$729,602	$(1,063)	$(14,738)	$713,881
Net loss	—	—	—	—	(996)	(996)
Stock-based compensation	—	—	3,956	—	—	3,956
Exercise of stock options, net of tax withholding	318,818	1	2,980	—	—	2,981
Vesting of restricted stock, net of tax withholding	240,182	—	(2,769)	—	—	(2,769)
Foreign currency translation adjustments, net of tax	—	—	—	502	—	502
Balances at September 30, 2020	81,003,507	$81	$733,769	$(561)	$(15,734)	$717,555

Three Months Ended September 30, 2019:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	65,141,506	$65	$519,056	$(472)	$(9,275)	$509,374
Net loss	—	—	—	—	(595)	(595)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	12,500,000	13	168,823	—	—	168,836
Stock-based compensation	—	—	1,698	—	—	1,698
Exercise of stock options	74,854	—	593	—	—	593
Vesting of restricted stock	41,140	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	(110)	—	(110)
Balances at September 30, 2019	77,757,500	$78	$690,170	$(582)	$(9,870)	$679,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Nine Months Ended September 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	79,632,500	$80	$718,446	$(399)	$(7,656)	$710,471
Net loss	—	—	—	—	(8,078)	(8,078)
Stock-based compensation	—	—	10,720	—	—	10,720
Exercise of stock options, net of tax withholding	1,104,481	1	7,372	—	—	7,373
Vesting of restricted stock, net of tax withholding	266,526	—	(2,769)	—	—	(2,769)
Foreign currency translation adjustments, net of tax	—	—	—	(162)	—	(162)
Balances at September 30, 2020	81,003,507	$81	$733,769	$(561)	$(15,734)	$717,555

Nine Months Ended September 30, 2019:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	65,000,816	$65	$515,979	$(787)	$(6,152)	$509,105
Net loss	—	—	—	—	(3,718)	(3,718)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	12,500,000	13	168,823	—	—	168,836
Stock-based compensation	—	—	3,797	—	—	3,797
Exercise of stock options	199,522	—	1,571	—	—	1,571
Vesting of restricted stock	57,162	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	205	—	205
Balances at September 30, 2019	77,757,500	$78	$690,170	$(582)	$(9,870)	$679,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(8,078)	$(3,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,150
Depreciation and amortization	27,428	24,315
Stock-based compensation expense	11,983	3,797
Amortization of deferred commissions	5,432	4,110
Amortization of deferred debt issuance costs	187	626
Operating leases, net	(105)	—
Deferred taxes	(11,391)	(6,910)
Other	(13)	292
Changes in operating assets and liabilities:
Accounts receivable	18,029	15,980
Contract assets	2,005	(15,931)
Deferred commissions	(5,766)	(5,295)
Prepaid expenses and other current assets	(2,869)	(4,486)
Other assets	(700)	305
Accounts payable	(322)	736
Accrued compensation	(9,017)	(7,639)
Accrued expenses and other	2,682	2,302
Deferred revenue	(9,515)	(3,160)
Net cash provided by operating activities	19,970	8,474
Cash flows from investing activities
Purchases of property and equipment and other	(1,716)	(4,517)
Capitalized software development costs	(9,824)	(7,260)
Acquisition of ShoCard, net of cash acquired of $0	(4,703)	—
Other investing activities	—	(300)
Net cash used in investing activities	(16,243)	(12,077)
Cash flows from financing activities
Payment of Elastic Beam consideration and holdbacks	(424)	(1,136)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	174,375
Payment of offering costs	(295)	(1,093)
Proceeds from stock option exercises	9,027	1,571
Payment for tax withholding on equity awards	(4,422)	—
Proceeds from long-term debt	97,823	—
Payment of long-term debt	—	(171,743)
Net cash provided by financing activities	101,709	1,974
Effect of exchange rates on cash and cash equivalents and restricted cash	132	168
Net increase (decrease) in cash and cash equivalents and restricted cash	105,568	(1,461)
Cash and cash equivalents and restricted cash
Beginning of period	68,386	84,143
End of period	$173,954	$82,682
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,728	$11,441
Cash paid for taxes	931	417
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$—	$418
Accruals related to the acquisition of ShoCard	226	—
Offering costs, accrued but not yet paid	—	3,295
Lease liabilities arising from right-of-use assets	2,717	—
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$173,206	$81,934
Restricted cash included in other noncurrent assets	748	748
Total cash and cash equivalents and restricted cash	$173,954	$82,682

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, of comprehensive income (loss) and of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period.

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

2.     Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except for accounting policies related to the adoption of the new leasing standard as described herein, there have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2020. The following describes the impact of certain policies.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Subscription term-based licenses:
Multi-year subscription term-based licenses	$22,974	$28,497	$68,103	$80,922
1-year subscription term-based licenses	11,944	12,649	40,276	33,731
Total subscription term-based licenses	34,918	41,146	108,379	114,653
Subscription SaaS and support and maintenance	20,195	16,349	57,820	46,734
Professional services and other	4,828	4,270	14,135	13,276
Total revenue	$59,941	$61,765	$180,334	$174,663

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
United States	$41,818	$46,305	$129,473	$136,010
International	18,123	15,460	50,861	38,653
Total revenue	$59,941	$61,765	$180,334	$174,663

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended September 30, 2020 and 2019 or the nine months ended September 30, 2020 and 2019.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. The opening and closing balances of contract assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$84,701	$75,637	$86,010	$67,468
Ending balance	84,005	83,399	84,005	83,399
Change	$(696)	$7,762	$(2,005)	$15,931

Contract liabilities consist of customer billings in advance of revenue being recognized. The opening and closing balances of contract liabilities included in deferred revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$39,964	$35,490	$47,507	$35,367
Ending balance	37,992	32,207	37,992	32,207
Change	$(1,972)	$(3,283)	$(9,515)	$(3,160)

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three and nine months ended September 30, 2020 and 2019 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Deferred revenue recognized as revenue	$5,314	$4,805	$40,529	$29,106

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of September 30, 2020, the Company had $134.6 million of transaction price allocated to remaining performance obligations, of which 88% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$13,095	$11,902	$13,670	$11,033
Additions to deferred commissions	2,580	1,666	5,766	5,295
Amortization of deferred commissions	(1,671)	(1,350)	(5,432)	(4,110)
Ending balance	$14,004	$12,218	$14,004	$12,218

Deferred commissions, current	$5,773	$4,846	$5,773	$4,846
Deferred commissions, noncurrent	8,231	7,372	8,231	7,372
Total deferred commissions	$14,004	$12,218	$14,004	$12,218

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act until it is no longer an emerging growth company or until it chooses to affirmatively and irrevocably opt out of the extended transition period. On June 30, 2020, the last day of the Company’s second fiscal quarter in 2020, the market value of the Company’s common stock held by non-affiliates exceeded $700 million. Accordingly, the Company will be deemed a large accelerated filer as of December 31, 2020 and can no longer take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with its Annual Report on Form 10-K for the year ending December 31, 2020.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in a cloud computing arrangement to be deferred over the noncancelable term of the cloud computing arrangement plus any optional renewal periods that (1) are reasonably certain to be exercised by the customer, or (2) for which exercise of the renewal option is controlled by the cloud service provider. For public companies, the effective date of this pronouncement is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the effective date of this pronouncement is for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. As the Company will be designated a large accelerated filer on December 31, 2020, it plans

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

to adopt ASU 2018-15 in the fourth quarter of 2020 for the year ended December 31, 2020. While the Company is currently evaluating the impact of this pronouncement on its condensed consolidated financial statements and related disclosures, it does not expect the adoption of ASU 2018-15 to be material.

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

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$140,074	$—	$—	$140,074

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$47,858	$—	$—	$47,858

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 7).

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.   Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Computer equipment	$6,082	$5,729
Furniture and fixtures	3,798	3,757
Purchased computer software	785	785
Leasehold improvements	7,492	7,086
Other	448	448
Property and equipment, gross	18,605	17,805
Less: Accumulated depreciation	(9,041)	(6,622)
Property and equipment, net	$9,564	$11,183

Depreciation expense for the three months ended September 30, 2020 and 2019 was $0.9 million and $0.7 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $2.8 million and $2.1 million, respectively.

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

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating ShoCard’s identity solution with the Company’s existing identity solutions. None of the

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

goodwill is deductible for tax purposes. The Company incurred $0.6 million of acquisition-related expenses in conjunction with the ShoCard acquisition, which are included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

The total purchase price was $19.0 million, which included up-front cash consideration of $17.4 million that was funded with existing cash resources, and $1.6 million, of which $1.1 million and $0.5 million was payable on the first and second anniversary of the acquisition, respectively. During the nine months ended September 30, 2019, the Company paid the first anniversary payment of $1.1 million. During the nine months ended September 30, 2020, the Company paid the second anniversary payment of $0.5 million.

$4.8 million and $4.2 million of contingent compensation was payable on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates. As these payments were subject to the continued employment of those individuals, they were recognized through compensation expense as incurred. During the nine months ended September 30, 2019, the Company paid the first anniversary payment of $4.8 million. During the nine months ended September 30, 2020, the Company paid the second anniversary payment of $4.2 million.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

6.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2019 to September 30, 2020 were as follows (in thousands):

Beginning balance	$417,696
Additions to goodwill related to acquisitions	964
Ending balance	$418,660

The Company’s intangible assets as of September 30, 2020 were as follows:

	September 30, 2020
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$112,074	$(52,248)	$59,826
Customer relationships	94,875	(31,832)	63,043
Trade names	56,711	(24,006)	32,705
Capitalized internal-use software	32,244	(11,012)	21,232
Other intangible assets	1,178	(537)	641
Total intangible assets	$297,082	$(119,635)	$177,447

The Company’s intangible assets as of December 31, 2019 were as follows:

	December 31, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$107,938	$(42,260)	$65,678
Customer relationships	94,875	(26,205)	68,670
Trade names	56,640	(19,754)	36,886
Capitalized internal-use software	21,881	(6,375)	15,506
Other intangible assets	1,077	(535)	542
Total intangible assets subject to amortization	282,411	(95,129)	187,282
In-process research and development	586	—	586
Total intangible assets	$282,997	$(95,129)	$187,868

The Company capitalized $3.2 million and $2.8 million of internal-use software costs during the three months ended September 30, 2020 and 2019, respectively, which included $0.2 million and $0.0 million of stock-based compensation costs, respectively. The Company capitalized $10.4 million and $7.3 million of internal-use software costs during the nine months ended September 30, 2020 and 2019, respectively, which included $0.5 million and $0.0 million of stock-based compensation costs, respectively.

Amortization expense for the three months ended September 30, 2020 and 2019 was $8.5 million and $7.5 million, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $24.7 million and $22.2 million, respectively. During the nine months ended September 30,

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2020, $0.6 million of in-process research and development was reclassified to developed technology when ready for intended use.

As of September 30, 2020, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	September 30, 2020
(in thousands)
2020 (remaining three months)	$8,659
2021	33,946
2022	32,091
2023	29,750
2024	26,377
Thereafter	46,624
Total	$177,447

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

The 2019 Credit Agreement contains certain customary events of default and customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company to incur additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions. In addition, under the terms of the 2019 Credit Agreement, the Company must adhere to certain financial covenants, including (i) a senior secured net leverage ratio, which shall not be more than 3.50 to 1.00, provided that the maximum ratio shall be increased to 4.00 to 1.00 during a fiscal year in which a Material Acquisition (as defined in the 2019 Credit Agreement) has been consummated, and (ii) a consolidated interest coverage ratio, which shall not be less than 3.50 to 1.00. As of September 30, 2020, the Company was in compliance with all financial covenants.

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

The Company recognized $0.5 million and $3.6 million in interest expense for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized $1.6 million and $11.4 million in interest expense, respectively.

As of September 30, 2020 and December 31, 2019, the Company’s outstanding long-term debt balance was $149.0 million and $50.9 million, respectively (net of debt issuance costs of $1.0 million and $1.2 million, respectively). Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During the three months ended September 30, 2020 and 2019, the Company amortized $0.1 million and $0.2 million of debt issuance costs, respectively. During the nine months ended September 30, 2020 and 2019, the Company amortized $0.2 million and $0.6 million of debt issuance costs, respectively.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future principal payments on outstanding borrowings as of September 30, 2020 are as follows:

Year Ending December 31,	September 30, 2020
(in thousands)
2020 (remaining three months)	$—
2021	—
2022	—
2023	—
2024	150,000
Thereafter	—
Total	$150,000

8.   Income Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded $4.1 million and $4.0 million as its benefit for income taxes, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded $8.9 million and $5.2 million as its benefit for income taxes, respectively. The Company’s calculation of its benefit for income taxes is dependent in part on forecasts of full-year results and key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is also subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments. Other variations in the Company’s tax benefit between the three and nine months ended September 30, 2020 and 2019 related to changes in the Company’s state benefit, period-over-period increases in stock-based compensation, an increase in R&D credits and the net benefit from an initial public offering (“IPO”) deduction study performed in 2020.

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

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of September 30, 2020 and December 31, 2019, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

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

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. At September 30, 2020, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 11,290,813 shares.

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Subscription cost of revenue	$166	$—	$486	$—
Professional services and other cost of revenue	98	—	281	—
Sales and marketing	1,169	283	3,209	693
Research and development	1,602	225	3,788	658
General and administrative	1,546	1,190	4,219	2,446
Total	$4,581	$1,698	$11,983	$3,797

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized in relation to internal-use software. Refer to Note 6 for additional details.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. No RSUs were granted during the three months ended September 30, 2020. The weighted-average grant-date fair value of RSUs granted during the three months ended September 30, 2019 was $19.69. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2020 and 2019 was $20.63 and $19.06, respectively. The total intrinsic value of RSUs vested during the three months ended September 30, 2020 and 2019 was $10.1 million and $0.6 million, respectively. The total intrinsic value of RSUs vested during the nine months ended September 30, 2020 and 2019 was $10.7 million and $0.7 million, respectively. As of September 30, 2020, there was $41.5 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.3 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2019	1,415,629	$16.46
Granted	1,490,722	20.63
Forfeited/canceled	(138,399)	16.58
Vested	(356,663)	16.68
Unvested as of September 30, 2020	2,411,289	$18.99

Stock Options

No stock options were granted during the three or nine months ended September 30, 2020 or 2019. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	5,945,878	$9.41	7.5	$88,520
Granted	—	—
Forfeited/canceled	(332,380)	9.02
Exercised	(1,278,855)	9.09		22,647
Outstanding as of September 30, 2020	4,334,643	$9.54	6.7	$93,935

As of September 30, 2020:
Vested and expected to vest	2,543,608	$9.58	6.8	$55,027
Vested and exercisable	1,789,475	$8.56	6.3	$40,523

As of September 30, 2020, unamortized stock-based compensation expense related to the time-based awards was $3.5 million and the remaining weighted-average vesting term was 2.0 years. The vesting of these time-based awards may accelerate and the stock options will become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista Equity Partners (“Vista”) realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. Though the recognition of the remaining unamortized stock-based compensation expense may be accelerated, acceleration was not probable as of September 30, 2020.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the awards subject to performance and market conditions, unrecognized stock-based compensation expense as of September 30, 2020 was $7.9 million. The vesting conditions of these awards provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. As of September 30, 2020, these awards were not considered probable of meeting vesting requirements and accordingly, no expense was recorded. During future reporting periods, if the awards are considered probable of meeting vesting requirements, the Company will begin recognizing the associated stock-based compensation expense of $7.9 million over the expected vesting period.

Long-Term Incentive Plan

Grants under the Company’s long-term incentive plan (“LTIP”) are expected to vest following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. As of September 30, 2020, these awards were not considered probable of meeting the vesting requirements and accordingly, no expense was recorded during the three or nine months ended September 30, 2020. During future reporting periods, if the awards are considered probable of meeting vesting requirements, the Company will begin recognizing the associated compensation expense of at least $17.9 million over the expected vesting period.

Other Liability-Classified Awards

In conjunction with the ShoCard acquisition (Note 5), the Company issued liability-classified awards to certain individuals with a stated value of $3.1 million and $2.3 million that vest on the first and second anniversary of the acquisition, respectively, and are subject to continuous service and other conditions. The liability-classified awards will be settled with a variable number of shares of the Company’s common stock at each anniversary date based on the satisfaction of such conditions. During the three and nine months ended September 30, 2020, the Company recognized $0.8 million and $1.8 million of stock-based compensation expense, respectively, related to these awards.

11.    Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which owned a majority of the Company during the three and nine months ended September 30, 2020 and 2019. During the three and nine months ended September 30, 2020 and 2019, the Company paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for Vista were $0.1 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. The total expenses incurred by the Company for Vista were $0.3 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue of $0.1 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively. The Company recognized revenue of $0.4 million during the nine months ended September 30, 2020 and 2019. The Company had $0.1 million and $1.1 million in accounts receivable related to these agreements at September 30, 2020 and December 31, 2019, respectively.

12.  Operating Leases

The Company leases office spaces and a data center under noncancelable lease terms. These leases have a remaining lease term of up to six years, with a small number of office spaces that are month-to-month and accounted for as short-term leases in accordance with ASC 842-20-25-2. The Company has not recognized renewal options as part of its right-of-use assets and lease liabilities, as renewal options

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

are not reasonably certain of exercise or occurrence as of September 30, 2020. Additionally, these leasing arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

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

The following tables present components of lease cost recorded in the condensed consolidated statement of operations and supplemental information as of and for the three and nine months ended September 30, 2020.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

	(in thousands)
Lease costs:
Operating lease costs	$917	$2,765
Short-term lease costs	126	308
Variable lease costs	520	1,483
Total lease costs	$1,563	$4,556

Nine Months Ended
September 30, 2020
(in thousands)
Other information:
Cash paid for the amounts included in the measurement of lease liabilities within operating cash flows	$2,893

	September 30,
	2020
Weighted-average:
Remaining lease term	5.1	years
Discount rate	3.7%

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2020, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ending December 31,	September 30, 2020
(in thousands)
2020 (remaining three months)	$1,097
2021	4,503
2022	4,461
2023	4,528
2024	4,167
Thereafter	4,066
Total lease payments	22,822
Less: imputed interest	(2,047)
Total operating lease liability	$20,775

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following table summarizes the future minimum lease payments related to operating leases as of December 31, 2019 under ASC 840.

Year Ending December 31,	December 31, 2019
(in thousands)
2020	$3,819
2021	3,774
2022	3,785
2023	3,839
2024	3,712
Thereafter	3,606
Total	$22,535

Rent expense under noncancelable operating leases totaled $1.0 million and $2.6 million for the three and nine months ended September 30, 2019, respectively.

13.   Commitments and Contingencies

Letters of Credit

As of September 30, 2020 and December 31, 2019, the Company had outstanding letters of credit under an office lease agreement that totaled $0.7 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at September 30, 2020 and December 31, 2019.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of September 30, 2020 were approximately $20.0 million for periods through 2023.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

percentage of their annual compensation as defined in the 401(k) Plan. Employees in the United Kingdom and Canada are covered by defined contribution savings arrangements that are administered based upon the legislative and tax requirements of the respective countries.

The Company made contributions to its employee benefit plans of $0.8 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively. The Company made contributions to its employee benefit plans of $2.3 million and $2.1 million during the nine months ended September 30, 2020 and 2019, respectively.

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

14.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net loss	$(996)	$(595)	$(8,078)	$(3,718)
Denominator:
Weighted-average common stock outstanding - basic and diluted	80,692	66,269	80,203	65,436
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.10)	$(0.06)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
RSUs	2,411	88	2,411	88
Stock options	2,544	4,008	2,544	4,008
Other awards	173	—	173	—
Total antidilutive shares	5,128	4,096	5,128	4,096

15.     Subsequent Events

On October 31, 2020, the Company acquired Symphonic Software Limited (“Symphonic”) for $31 million in cash funded with existing resources. Symphonic is a leader in dynamic authorization for protecting APIs, data, apps and resources through identity. An additional $0.4 million and $0.6 million is payable in common stock of the Company on December 31, 2021 and December 31, 2022, respectively, contingent on individuals remaining employed as of those dates and meeting certain performance conditions. These amounts are payable on such dates based on a fixed dollar value.

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

Impact of COVID-19

Though the impact of rapidly changing market and economic conditions due to COVID-19 is uncertain, it continues to disrupt the business of our customers and partners and will continue to impact our business and condensed consolidated results of operations and financial condition in the future. The worldwide spread of the COVID-19 outbreak is resulting in a global slowdown of economic activity with a corresponding decrease in demand for certain goods and services, including possibly from our own customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented economic shutdown. We have endeavored to follow recommended actions of government and health authorities to protect our employees worldwide. For example, as of October 31, 2020, the majority of our employees are working remotely. While we have not incurred significant disruptions thus far from the COVID-19 pandemic, we are unable to accurately predict the extent of the impact on our business due to numerous uncertainties, including but not limited to, the severity of the disease, the duration of the outbreak, actions taken by governmental authorities, the impact to our customers and partners and other factors as described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Specifically, during the third quarter of 2020, we continued to experience overall strong engagement with enterprise customers as work-from-home and increased virtual customer engagement highlighted the need for modernization of their identity security infrastructure. However, given the economic uncertainty driven by the COVID-19 pandemic, certain of these enterprise customers elected to phase-in their purchases of our solutions, resulting in smaller deal sizes and a reduction in our dollar-based net retention rate for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019.

While we continued to see the effects of the COVID-19 pandemic on our results of operations and overall financial performance for the quarter ended September 30, 2020, the total effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods and such effect is uncertain. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, establishing allowances for doubtful accounts, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of the COVID-19 outbreak. We will continue to evaluate the nature and extent of the impact to our business and our condensed consolidated results of operations and financial condition.

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

The table below sets forth our ARR as of the end of September 30, 2020 and 2019, respectively.

	September 30,		Change
	2020	2019	$	%

	(dollars in thousands)
ARR	$242,594	$206,730	$35,864	17%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 110% at September 30, 2020. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA and API Intelligence, will continue to support our high dollar-based net retention rate.

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

Our customers with ARR over $250,000 increased from 227 at September 30, 2019 to 252 at September 30, 2020, representing a year-over-year growth rate of 11%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$19,970	$8,474
Less:
Purchases of property and equipment	(1,716)	(4,517)
Capitalized software development costs	(9,824)	(7,260)
Free Cash Flow	$8,430	$(3,303)
Net cash used in investing activities	$(16,243)	$(12,077)
Net cash provided by financing activities	$101,709	$1,974
Cash paid for interest	$1,728	$11,441

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Gross profit	$42,590	$47,525	$130,580	$134,852
Amortization expense	5,177	4,159	14,723	11,981
Stock-based compensation expense	264	—	767	—
Non-GAAP Gross Profit	$48,031	$51,684	$146,070	$146,833

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

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(996)	$(595)	$(8,078)	$(3,718)
Interest expense(1)	605	3,818	1,835	12,067
Loss on extinguishment of debt	—	3,150	—	3,150
Benefit for income taxes	(4,061)	(3,986)	(8,937)	(5,227)
Depreciation and amortization	9,400	8,219	27,428	24,315
Stock-based compensation expense	4,581	1,698	11,983	3,797
Acquisition-related expense(2)	20	522	1,119	2,799
Other (income) expense, net(3)	(1,271)	992	(716)	767
Adjusted EBITDA	$8,278	$13,818	$24,634	$37,950
(1)	Includes amortization of debt issuance costs.

(2)	Acquisition-related expense for the three months ended September 30, 2019 included $0.5 million of contingent compensation and retention expense related to the acquisition of Elastic Beam. Acquisition-related expense for the nine months ended September 30, 2020 and 2019, respectively, included $0.5 million and $2.8 million of contingent consideration and retention expense related to the Elastic Beam acquisition. For more information related to our acquisition of Elastic Beam and the payment of contingent compensation, please refer to Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)	See this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the components of other (income) expense.

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

For the three months ended September 30, 2020 and 2019, 58% and 67%, respectively, of our revenue was from subscription term-based licenses. For the nine months ended September 30, 2020 and 2019, 60% and 66%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

Long-Term Incentive Plan.   If the LTIP awards are considered probable of meeting vesting requirements in the three months ending December 31, 2020, it may result in incremental compensation expense between $1.2 million to $1.7 million being recognized in the three months ending December 31, 2020, and $0.7 million to $1.1 million being recognized ratably over the remaining estimated vesting period.

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

Long-Term Incentive Plan and Stock Option Awards.   If the stock option awards subject to performance and market conditions are considered probable of meeting vesting requirements in the three months ending December 31, 2020, it may result in incremental stock-based compensation expense of approximately $6.0 million being recognized in the three months ending December 31, 2020, and approximately $1.8 million being recognized ratably over the remaining estimated vesting period. Additionally, if the LTIP awards are considered probable of meeting vesting requirements in the three months ending December 31, 2020, it may result in incremental compensation expense between $16.3 million to $17.3 million being recognized in the three months ending December 31, 2020, and $8.3 million to $9.3 million being recognized ratably over the remaining estimated vesting period.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Revenue:
Subscription	$55,113	$57,495	$166,199	$161,387
Professional services and other	4,828	4,270	14,135	13,276
Total revenue	59,941	61,765	180,334	174,663
Cost of revenue:
Subscription (exclusive of amortization shown below)	8,091	5,995	22,709	16,828
Professional services and other (exclusive of amortization shown below)	4,083	4,086	12,322	11,002
Amortization expense	5,177	4,159	14,723	11,981
Total cost of revenue	17,351	14,240	49,754	39,811
Gross profit	42,590	47,525	130,580	134,852
Operating expenses:
Sales and marketing(1)	21,164	17,819	64,105	55,153
Research and development(1)	12,224	11,283	35,849	33,594
General and administrative(1)	10,702	10,984	33,817	26,732
Depreciation and amortization	4,223	4,060	12,705	12,334
Total operating expenses	48,313	44,146	146,476	127,813
Income (loss) from operations	(5,723)	3,379	(15,896)	7,039
Other income (expense):
Interest expense	(605)	(3,818)	(1,835)	(12,067)
Loss on extinguishment of debt	—	(3,150)	—	(3,150)
Other income (expense), net	1,271	(992)	716	(767)
Total other income (expense)	666	(7,960)	(1,119)	(15,984)
Loss before income taxes	(5,057)	(4,581)	(17,015)	(8,945)
Benefit for income taxes	4,061	3,986	8,937	5,227
Net loss	$(996)	$(595)	$(8,078)	$(3,718)
(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Subscription cost of revenue	$166	$—	$486	$—
Professional services and other cost of revenue	98	—	281	—
Sales and marketing	1,169	283	3,209	693
Research and development	1,602	225	3,788	658
General and administrative	1,546	1,190	4,219	2,446
Total	$4,581	$1,698	$11,983	$3,797

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	92%	93%	92%	92%
Professional services and other	8	7	8	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	13	9	13	10
Professional services and other (exclusive of amortization shown below)	7	7	7	6
Amortization expense	9	7	8	7
Total cost of revenue	29	23	28	23
Gross profit	71	77	72	77
Operating expenses:
Sales and marketing	36	29	35	32
Research and development	20	18	20	19
General and administrative	18	18	19	15
Depreciation and amortization	7	7	7	7
Total operating expenses	81	72	81	73
Income (loss) from operations	(10)	5	(9)	4
Other income (expense):
Interest expense	—	(6)	—	(7)
Loss on extinguishment of debt	—	(5)	—	(2)
Other income (expense), net	2	(1)	—	—
Total other income (expense)	2	(12)	—	(9)
Loss before income taxes	(8)	(7)	(9)	(5)
Benefit for income taxes	6	6	5	3
Net loss	(2)%	(1)%	(4)%	(2)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenue:
Subscription	$55,113	$57,495	$(2,382)	(4)%	$166,199	$161,387	$4,812	3%
Professional services and other	4,828	4,270	558	13	14,135	13,276	859	6
Total revenue	$59,941	$61,765	$(1,824)	(3)%	$180,334	$174,663	$5,671	3%

Total revenue decreased by $1.8 million, or 3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was attributable to a decrease in subscription revenue of $2.4 million, discussed further below. This was offset by an increase in professional services and other revenue of $0.6 million due to an increase in the provisioning of implementation and consulting services.

Total revenue increased by $5.7 million, or 3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. 85% of the increase in total revenue was due to an increase in subscription revenue of $4.8 million, discussed further below. The remaining $0.9 million of the increase was due to an increase in professional services and other revenue as a result of an increase in the provisioning of implementation and consulting services, partially offset by a decrease in event sponsorship revenue of $3.0 million from hosting our Identiverse conference virtually due to COVID-19.

The table below sets forth the components of subscription revenue for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$22,974	$28,497	$(5,523)		$68,103	$80,922	$(12,819)
1-year subscription term-based licenses	11,944	12,649	(705)		40,276	33,731	6,545
Subscription term-based licenses	34,918	41,146	(6,228)		108,379	114,653	(6,274)
Subscription SaaS and maintenance and support	20,195	16,349	3,846		57,820	46,734	11,086
Total subscription revenue	$55,113	$57,495	$(2,382)	(4)%	$166,199	$161,387	$4,812	3%

Subscription revenue decreased by 4%, or $2.4 million, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily a result of customers electing to phase-in their purchases of our solutions, resulting in smaller deal sizes in light of the sustained economic environment and associated uncertainty surrounding COVID-19. However, in the nine months ended September 30, 2020, subscription revenue increased by 3%, or $4.8 million, from the nine months ended September 30, 2019 as a result of a greater amount of subscriptions entered into or renewed in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Remaining changes in subscription revenue were due to the following:

●	Change in subscription type. Subscription term-based license revenue as a percentage of subscription revenue decreased from 72% in the three months ended September 30, 2019 to 63% in the three months ended September 30, 2020, and from 71% in the nine months ended September 30, 2019 to 65% in the nine months ended September 30, 2020. Subscription SaaS and support and maintenance as a percentage of total subscription revenue increased from 28% in the three months ended September 30, 2019 to 37% in the three months ended September 30, 2020, and from 29% in the nine months ended September 30, 2019 to 35% in the nine months ended September 30, 2020. The increase in subscription SaaS and support and maintenance revenue as a percentage of total subscription revenue was primarily driven by the increased adoption of our cloud-based solutions. This resulted in greater deferral of revenue from subscriptions entered into or renewed during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. We expect subscription SaaS and support and maintenance to continue to gradually increase as a percentage of total subscription revenue in future periods as adoption of our cloud-based solutions increases, resulting in greater deferral of revenue in the period in which the subscription is contracted.
●	Change in term-based subscription duration. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 69% in the three months ended September 30, 2019 to 66% in the three months ended September 30, 2020, and increased from 60% in the three months ended June 30, 2020. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 71% in the nine months ended September 30, 2019 to 63% in the nine months ended September 30, 2020, and increased from 61% in the six months ended June 30, 2020. This resulted in less upfront revenue recognition from subscriptions entered into or renewed during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, but greater upfront recognition when compared to the three and six months ended June 30, 2020.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$8,091	$5,995	$2,096	35%	$22,709	$16,828	$5,881	35%
Professional services and other (exclusive of amortization shown below)	4,083	4,086	(3)	—	12,322	11,002	1,320	12
Amortization expense	5,177	4,159	1,018	24	14,723	11,981	2,742	23
Total cost of revenue	$17,351	$14,240	$3,111	22%	$49,754	$39,811	$9,943	25%

Subscription cost of revenue increased by $2.1 million, or 35%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. $1.6 million of the increase was compensation related and primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $0.6 million of the increase was attributable to an increase in cloud-based hosting costs largely associated with the increased adoption of our SaaS solutions. This was partially offset by decreases in travel costs as well as partner and consulting costs.

Subscription cost of revenue increased by $5.9 million, or 35%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. $3.8 million of the increase was compensation related and primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $2.1 million of the increase was attributable to an increase in cloud-based hosting costs largely associated with the increased adoption of our SaaS solutions. We expect this trend in increased cloud-based hosting costs to continue as our customers increase adoption of our cloud-based solutions.

Professional services and other cost of revenue remained substantially the same for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Professional services and other cost of revenue increased by $1.3 million, or 12%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase related to a $0.7 million increase in consulting costs, partially to aid in the development of our certification programs. The remaining increase was due to compensation-related costs primarily attributable to an increase in headcount to support the growth of our business.

Amortization expense increased by $1.0 million, or 24%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Amortization expense increased by $2.7 million, or 23%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was attributable primarily to an increase in the amortization of our capitalized software as well as an increase in the amortization of developed technology resulting from our acquisition of ShoCard in March 2020, as further described in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$21,164	$17,819	$3,345	19%	$64,105	$55,153	$8,952	16%
Research and development	12,224	11,283	941	8	35,849	33,594	2,255	7
General and administrative	10,702	10,984	(282)	(3)	33,817	26,732	7,085	27
Depreciation and amortization	4,223	4,060	163	4	12,705	12,334	371	3
Total operating expenses	$48,313	$44,146	$4,167	9%	$146,476	$127,813	$18,663	15%

Sales and Marketing.     Sales and marketing expenses increased by $3.3 million, or 19%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Compensation-related expenses increased $2.7 million primarily as a result of an increase in headcount related to the expansion of our sales force and our marketing department as well as an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in 2020 compared to 2019. Additionally, promotional expenses increased by $1.2 million due to additional spend around branding and awareness campaigns. These increases were offset by a decrease in travel costs of $1.0 million due a reduction in travel in 2020 because of COVID-19. The remaining increase in sales and marketing expenses was the result of increased partner and consulting costs.

Sales and marketing expenses increased by $9.0 million, or 16%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. $9.3 million of the increase was the result of increased commissions related to the increase in revenue, the increase in our sales force and continued investment in our channel relationships as well as an increase in stock-based compensation expense resulting from an increase in the issuance of RSUs granted in 2020 compared to 2019. Additionally, partner and consulting costs increased by $1.5 million and promotional expenses increased by $0.2 million due to additional spend around branding and awareness campaigns. These increases were offset by a decrease in travel costs of $2.4 million due to a reduction in travel in 2020 because of COVID-19. Substantially all of the remaining increase in sales and marketing expenses was the result of allocated overhead.

Research and Development.    Research and development expenses increased by $0.9 million, or 8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Compensation-related expenses increased $2.4 million, primarily as a result of an increase in headcount to enhance and expand our solutions as well as an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in 2020 compared to 2019. The increase in compensation-related expenses was partially offset by a decrease of $0.5 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam that was paid in full by April 2020 (as further discussed in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The increase in research and development expenses was also offset by decreased travel costs and allocated overhead.

Research and development expenses increased by $2.3 million, or 7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. $6.5 million of the increase was compensation-related and primarily the result of an increase in headcount to enhance and expand our solutions. Compensation-related expenses also increased due to an increase in stock-based compensation expense resulting from an increase in the issuance of equity awards granted in 2020 compared 2019, including the liability-classified awards that were issued in conjunction with the ShoCard acquisition as further described in Notes 5 and 10 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in compensation-related expenses was partially offset by a decrease of $2.3 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam that was paid in full by April 2020. The increase in research and development expenses was also offset by decreased travel costs and allocated overhead.

General and Administrative.     General and administrative expenses decreased by $0.3 million, or 3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Compensation-related expenses decreased by $0.8 million primarily as a result of a decrease in bonuses accrued in the three months ended September 30, 2020, partially offset by an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in 2020 compared to 2019. An additional $0.4 million of the decrease was related to a decrease in travel costs in 2020 due to COVID-19 and the remaining decrease was due to a decrease in allocated overhead. These were offset by an increase of $1.5 million in administrative expenses related to operating as a public company.

General and administrative expenses increased by $7.1 million, or 27%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. $7.3 million of the increase was attributable to an increase in administrative expenses related to operating as a public company. $0.3 million of the increase was compensation-related and primarily the result of an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in 2020 compared to 2019. Additionally, general and administrative expenses increased due to an increase of $0.6 million in acquisition-related expenses from our acquisition of ShoCard that was consummated in March 2020 (as further discussed in Note 5 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). These increases were partially offset by a decrease in travel costs of $0.7 million related to a reduction in travel because of COVID-19 and a $0.4 million decrease in partner and consulting costs.

Depreciation and Amortization.     Depreciation and amortization expense slightly increased during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 as the Company expanded its office sites in early 2020 to accommodate its growing headcount, which increased the depreciation of the associated leasehold improvements and furniture and fixtures.

Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest expense	$(605)	$(3,818)	$3,213	(84)%	$(1,835)	$(12,067)	$10,232	(85)%
Loss on extinguishment of debt	—	(3,150)	3,150	(100)	—	(3,150)	3,150	(100)
Other income (expense), net	1,271	(992)	2,263	(228)	716	(767)	1,483	(193)
Total other income (expense)	$666	$(7,960)	$8,626	(108)%	$(1,119)	$(15,984)	$14,865	(93)%

Interest Expense.     Interest expense decreased by $3.2 million, or 84%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was attributable primarily to the refinancing of our debt in December 2019 as described in Note 7 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The refinancing also attributed to the period-over-period decrease in the weighted average interest rate, from 6.0% for the three months ended September 30, 2019 to 1.4% for the three months ended September 30, 2020.

Interest expense decreased by $10.2 million, or 85%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was attributable primarily to the refinancing of our debt in December 2019, which attributed to the period-over-period decrease in the weighted average interest rate, from 6.2% for the nine months ended September 30, 2019 to 1.9% for the nine months ended September 30, 2020.

Loss on Extinguishment of Debt.     During the three and nine months ended September 30, 2019, we recorded a loss on extinguishment of debt of $3.2 million related to the write off of a portion of our deferred debt issuance costs in conjunction with the repayment of $170.3 million of outstanding principal on our 2018 Term Loan. There was no similar loss during the three or nine months ended September 30, 2020.

Other Income (Expense), Net.     Other income (expense), net increased by $2.3 million, or 228%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was attributable primarily to a change in the amount of foreign currency gains and losses, from a loss of $1.3 million in the three months ended September 30, 2019 to a gain of $1.2 million in the three months ended September 30, 2020, partially offset by a decrease in interest income recognized in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Other income (expense), net increased by $1.5 million, or 193%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was attributable primarily to a change in the amount of foreign currency gains and losses, from a loss of $1.8 million in the nine months ended September 30, 2019 compared to a gain of $0.5 million in the nine months ended September 30, 2020. This was partially offset by a decrease in interest income recognized in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Benefit for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Benefit for income taxes	$4,061	$3,986	$75	2%	$8,937	$5,227	$3,710	71%

Our benefit for income taxes was $4.1 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, our benefit for income taxes was $8.9 million and $5.2 million, respectively. Variations in our tax benefit period-over-period related to changes in our state benefit, an increase in stock-based compensation in 2020 as compared to 2019, an increase in R&D credits and the net benefit from an IPO deduction study performed in 2020. Additionally, our calculation of income tax expense is dependent on our full-year forecasts and thus, the impact of COVID-19 may create variability to these forecasts, which could materially impact our benefit for income taxes.

Liquidity and Capital Resources

General

As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $173.2 million, which were held for working capital purposes. As of September 30, 2020, our cash equivalents were comprised of money market funds. During the nine months ended September 30, 2020 and 2019, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2020, we had deferred revenue of $38.0 million, of which $35.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$19,970	$8,474
Net cash used in investing activities	(16,243)	(12,077)
Net cash provided by financing activities	101,709	1,974
Effect of exchange rate changes on cash and cash equivalents and restricted cash	132	168
Net increase (decrease) in cash and cash equivalents and restricted cash	$105,568	$(1,461)
Cash and cash equivalents and restricted cash at beginning of period	68,386	84,143
Cash and cash equivalents and restricted cash at end of period	$173,954	$82,682

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the nine months ended September 30, 2020, net cash provided by operating activities was $20.0 million, reflecting our net loss of $8.1 million, adjusted for non-cash charges of $33.5 million and net cash outflows of $5.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to an $18.0 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $2.7 million increase in accrued expenses and other due to the timing of cash disbursements and a $2.0 million decrease in contract assets. These were partially offset by a $9.5 million decrease in deferred revenue driven by the timing of revenue recognition, a $9.1 million decrease in accrued compensation related to the timing of cash disbursements to our employees, a $5.8 million increase in deferred commissions and a $2.9 million increase in prepaid expenses and other current assets.

During the nine months ended September 30, 2019, net cash provided by operating activities was $8.5 million due to our net loss of $3.7 million that was adjusted for non-cash charges of $29.4 million and net cash outflows of $17.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, loss on extinguishment of debt and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $15.9 million increase in contract assets and a $3.2 million decrease in deferred revenue due to the timing of revenue recognition, and a $5.3 million increase in deferred commissions, a $7.6 million decrease in accrued compensation and a $4.5 million increase in prepaid expenses and other current assets due to the timing of cash disbursements, partially offset by a $16.0 million decrease in accounts receivable due to the timing of receipt of payment from our customers and a $2.3 million increase in accrued expenses and other.

Investing Activities

Net cash used in investing activities was $16.2 million and $12.1 million during the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $4.2 million. The net increase is primarily attributable to the acquisition of ShoCard in March 2020 for $4.7 million as well as an increase in the capitalization of internal-use software costs of $2.6 million, offset by a decrease in purchases of property and equipment of $2.8 million.

Financing Activities

Net cash provided by financing activities was $101.7 million during the nine months ended September 30, 2020 whereas net cash provided by financing activities was $2.0 million during the nine months ended September 30, 2019, representing an increase of $99.7 million. The net increase primarily relates to the draw down on our 2019 Revolving Credit Facility of $97.8 million that occurred in March 2020 and receipt of proceeds from stock option exercises of $9.0 million during the nine months ended September 30, 2020, which was partially offset by the payment for tax withholding on equity awards of $4.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended September 30, 2020 and 2019, we recorded a gain of $1.2 million and a loss of $1.3 million on foreign exchange transactions, respectively. For the nine months ended September 30, 2020 and 2019, we recorded a gain of $0.5 million and a loss of $1.8 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three and nine months ended September 30, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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

At September 30, 2020, we had total outstanding debt of $150.0 million under our 2019 Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

10.1

First Amendment to the Credit Agreement, dated August 11, 2020, by and among Roaring Fork Intermediate, LLC, Ping Identity Corporation, the other loan parties party thereto, each of the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020 filed with the SEC on August 12, 2020).

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

Signature	Title	Date
/s/Raj Dani Raj Dani	Chief Financial Officer (Principal Financial Officer)	November 4, 2020