Form 10-K
period 2020-12-31
Ping Identity Holding Corp.
filed 2021-02-24
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-K

_____________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ⌧   No ☐

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ⌧

The aggregate market value of voting stock held by non-affiliates of the Registrant was $838.0 million as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter (based on a closing price of $32.09 per share). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 17, 2021, the Registrant had 81,371,147 shares of common stock, $0.001 par value, outstanding.

__________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

PING IDENTITY HOLDING CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

Forward-Looking Statements

In addition to historical consolidated financial information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” and other important factors disclosed previously in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to, the risks detailed in “Risk Factors—Risk Factor Summary.”

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

Overview

Ping Identity is the Intelligent Identity solution for the enterprise. We enable companies to achieve Zero Trust identity-defined security and more personalized, streamlined user experiences. The Ping Intelligent Identity Platform provides customers, workforce and partners with secure, convenient access to their applications whether they are software-as-a-service (“SaaS”), mobile, in the cloud or on-premise. We leverage artificial intelligence (“AI”) and machine learning (“ML”) to analyze device, network, application and user behavior data to make real-time authentication and security control decisions, enhancing the user experience. Our platform is designed to detect anomalies and automatically insert additional security measures, such as multi-factor authentication, only when necessary. We built our platform to meet the requirements of the most demanding enterprises, including over 60% of the Fortune 100. Our cloud-based platform has differentiated deployment flexibility to support multi-cloud and on-premise infrastructures to meet the diverse and demanding requirements of large enterprise customers. Our platform offers a comprehensive suite of turnkey integrations and is able to scale to millions of identities and thousands of cloud and on-premise applications in a single deployment.

Enterprises are undergoing an acceleration of their digital transformation initiatives as they seek to adapt to work-from-home realities, create new revenue streams, transition to new digital business models and increase customer engagement. Concurrently, enterprises are becoming more distributed as the adoption of cloud, mobile, global and remote workforces and the Internet of Things (“IoT”) move data, applications and access requirements beyond the traditional network perimeter. These enterprises must contend with an evolving cyber-threat landscape, new privacy directives and stringent regulatory requirements. As a result, enterprises require Intelligent Identity solutions that proactively ensure the right user has authorized access to resources at the appropriate time.

The Ping Intelligent Identity Platform can secure all primary identity use cases, including customer, workforce, partner and IoT. For example, enterprises can use our platform to enhance their customers’ user experience by creating a single ID and login across web and mobile properties. For the year ended December 31, 2020, 45% of our subscription revenue was derived from the customer use case. Enterprises can also use our platform to provide their workforce and commercial partners with secure, seamless access from any device to the applications, data and APIs they need to be productive.

The Ping Intelligent Identity Platform is comprised of multiple solutions that can be purchased individually or integrated as a more complete set of solutions for the customer, workforce, partner or IoT use case:

●	secure single sign-on (“SSO”);
●	adaptive multi-factor authentication (“MFA”);
●	security control for applications and APIs (“Access Security”);
●	personalized and unified profile directories (“Directory”);
●	centralized, fine-grained control over access to sensitive identity and device data (“Dynamic Authorization”);

●	risk signal capture and analysis to make more intelligent authentication and authorization decisions (“Risk Management”);
●	identity verification services to prove an individual’s identity with facial biometrics and government issued IDs; (“Identity Verification”); and
●	AI and ML powered API security (“API Intelligence”).

We have spent over a decade building a comprehensive suite of turnkey integrations designed to ensure that enterprises can use our platform to secure their entire application portfolio no matter where it is deployed, facilitating rapid time-to-value and easier management.

We sell our solutions via a subscription model through a direct sales force, with increasing influence from our channel partners. We also utilize channel partners and system integrators to assist our customers in the implementation process. Our SSO, Access Security and Directory solutions typically replace legacy and homegrown systems. We also have significant greenfield opportunities with our MFA, Dynamic Authorization, Risk Management, Identity Verification and API Intelligence solutions and the IoT use case.

Our land and expand strategy targets enterprises with a specific use case and solution or solution package, and then seeks to grow our footprint with additional use cases, identities, solutions and solution packages. The success of our strategy is validated by our strong dollar-based net retention rates, which were 108% and 115% at December 31, 2020 and 2019, respectively, and our growing number of large customers. At December 31, 2020, we had 51 customers with greater than $1,000,000 in Annual Recurring Revenue (“ARR”), an increase of 34% from 38 customers at December 31, 2019. Additionally, our customers with ARR over $250,000 increased from 232 at December 31, 2019 to 260 at December 31, 2020, representing a year-over-year growth rate of 12%. The increase of 28 net customers with ARR greater than $250,000 for the 2020 fiscal year is comprised of 16 new customers and 12 existing customers that had ARR grow to exceed $250,000 in 2020. Our total customer count increased from 1,361 at December 31, 2019 to 1,411 at December 31, 2020. We have seen strong market demand for our cloud-based offerings and from enterprises deploying our solutions across the customer use case. A number of our customers deploy a combination of our solutions across multiple business units, functions and use cases. For definitions of ARR and dollar-based net retention rate and descriptions of how we calculate these metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our customers include many of the world’s largest enterprises, including over 60% of the Fortune 100. These customers are security-focused, and typically operate in regulated industries, have hybrid IT infrastructures, require turnkey integrations and have demanding scalability requirements. Our solutions secure 13 of the 15 largest U.S. banks (measured by assets), 7 of the 9 largest healthcare companies (measured by revenue), 5 of the 7 largest North American retailers (measured by revenue), the 5 largest global aerospace companies (measured by revenue) and the 5 largest European auto manufacturers (measured by revenue). Our customer base is diversified, with no one customer or reseller accounting for more than 3% or 7% of our total revenue, respectively, for the year ended December 31, 2020.

We have consistently been recognized as a leader in the Identity and Access Management (“IAM”) industry by Gartner and other analysts. For example, Gartner’s Magic Quadrant research on access management has named Ping Identity a leader for the last four years. Other analysts that have named Ping Identity a leader in 2020 include KuppingerCole, ISG and SPARK Matrix for reports covering identity solutions for Customers, Workforce, and IoT.

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

Our Growth Strategy

The key elements of our growth strategy include:

●	Accelerated Adoption of our Solutions in the Cloud. Companies are increasingly adopting identity and access management solutions in the cloud to support their hybrid application portfolios. These solutions often utilize our SaaS-based solutions in combination with deployments of our platform in their public or private clouds of choice to address a broad range of hybrid requirements. We have been investing in research and development (“R&D”) to continue to drive adoption of our cloud solutions.
●	Increase Sales to Existing Customers. We believe there are significant upsell and cross-sell opportunities within our existing customer base by adding identities and use cases and selling new solutions and solution packages. We have a strong track record of growing sales to our existing customers, as evidenced by our dollar-based net retention rates.
●	Innovate and Enhance our Offerings. We intend to continue investing in R&D to enhance our existing solutions, add new solution packages and deployment options and expand use cases, such as IoT. We believe these emerging devices present a significant opportunity for us as the number of IoT identities and human-to-machine and machine-to-machine connections continue to increase. Additionally, we may from time to time assess acquisition opportunities to supplement our organic development of new solutions or capabilities.
●	Expand our Customer Base by Investing in Sales and our Partner Network. We continue to make investments in sales and marketing to grow our customer base and drive broader awareness of the Ping Intelligent Identity Platform. We plan to deepen and expand our joint go-to-market efforts with our channel partners, system integrators and technology partners.
●	Expand our Customer Base by Targeting New Buyers. We focus our selling efforts on executives such as Chief Information Officers (“CIOs”), Chief Information Security Officers (“CISOs”), Chief Digital Officers (“CDOs”) and Chief Marketing Officers (“CMOs”), who are often making strategic top-down decisions to purchase our platform. We also extend our cloud-based offering to target developers who represent a new addressable customer base for us. The ability for developers to directly integrate identity into their applications accelerates the adoption of identity within the enterprise.
●	Continue to Expand our Global Presence. We have a large and growing international presence and intend to grow our customer base in various international regions by making investments in our sales team globally. For the year ended December 31, 2020, our international revenue was 26% of our total revenue. We expect international sales to be a meaningful revenue contributor in future periods.

The Ping Intelligent Identity Platform

We enable secure access to any service, application or API from any device. The Ping Intelligent Identity Platform can leverage AI and ML to analyze device, network and user behavior data to make real-time authentication and security control decisions, enhancing the user experience. Our platform is designed to detect anomalies and automatically insert additional security measures, such as MFA, only when necessary. The Ping Intelligent Identity Platform provides the following key benefits:

●	intelligent authentication of users based on contextual signals and risk attributes;
●	one platform for all primary use cases;
●	flexible SaaS and hybrid deployment options;

●	turnkey integrations across cloud and on-premise applications;
●	high standards for critical security and resiliency; and
●	scalable to billions of identities.

The Ping Intelligent Identity Platform Supports All Primary Use Cases

●	Customer. Our platform helps enterprises better engage with their customers by providing a consistent, modern, omni-channel user experience through personalized access to all digital services. This enhanced digital experience improves brand loyalty and drives additional revenue, while also strengthening security.
●	Workforce. Our platform allows enterprises to provide their workforce with seamless and secure access to all of their cloud and on-premise applications and APIs to enable better employee productivity.
●	Partner. Our platform helps enterprises rapidly connect with partners and manage their access privileges when onboarding and offboarding users.
●	IoT. Our platform is used to manage IoT identities, such as connected vehicles and consumer devices, and authenticate machine-to-machine and human-to-machine interactions.

Deployment Flexibility

We have designed our solutions and solution packages for flexible deployment because every enterprise has different customization, control, security and privacy needs. Our deployment options include:

●	Cloud. Enterprises can consume the Ping Intelligent Identity Platform as SaaS.
●	Hybrid. Enterprises have the flexibility to deploy the Ping Intelligent Identity Platform in a hybrid model, which can consist of deployments in Ping Identity’s cloud or the customer’s preferred cloud, combined with software deployed in the customer’s on-premise environment or data center.
●	On-Premise. Enterprises seeking the highest degree of control over security and privacy can deploy the Ping Intelligent Identity Platform in the customer’s on-premise environment or data center.

Our Solutions and Solution Packages

The Ping Intelligent Identity Platform is comprised of multiple solutions (SSO, MFA, Access Security, Directory, Dynamic Authorization, Risk Management, Identity Verification and API Intelligence) that can be purchased individually or as a set of integrated solutions for the customer, workforce, partner or IoT use case. Our modular design allows customers to easily integrate with existing applications and infrastructures and does not require an all-or-nothing rip and replace. All of our solutions use open standards for maximum interoperability and extensibility.

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

Multi-Factor Authentication. Our adaptive MFA solution helps optimize the balance between security and user experience by enforcing additional authentication factors as necessary when accessing sensitive resources, conducting high-value transactions and engaging in other elevated risk scenarios. Adaptive MFA allows users to conduct low-value transactions from trusted devices without interruption, while prompting MFA during high-value transactions, activity from untrusted devices and networks or in response to anomalous behavior. Our MFA solution works across use cases with personal or corporate-owned mobile devices and integrates with enterprise mobility management and mobile device management solutions. Our advanced MFA features include:

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

Dynamic Authorization. Our Dynamic Authorization solution provides centralized, fine-grained control over access to sensitive identity and device data across use cases. This gives organizations a centralized, drag-and-drop administration portal to restrict internal and external applications from accessing specific identity attributes such as social security numbers, credit card numbers, billing addresses or the entire user profile. Data access policies can evaluate attributes and preferences of the profile being requested, data from other repositories and information about the application and user making the request. Our Dynamic Authorization solution enables enterprises to comply with a broad range of regulatory requirements, such as the General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (the “CCPA”) and others by restricting data that a user has not consented to share and denying access to personal information that applications and users do not need to perform their tasks. Our advanced Dynamic Authorization features include:

●	policies that can be updated in a centralized, drag-and-drop graphical user interface;

●	centrally enforce authorization so application teams do not have to modify their application code; and
●	policies that can evaluate numerous data sources including LDAP v3, MDM or other internal systems.

Risk Management. Our Risk Management solution enables organizations to make smarter authentication decisions by using machine learning and analytics to detect malicious activity. Our solution continuously analyzes multiple risk signals to give organizations in-depth user behavior insights to understand the risk in giving a user access to a resource or application. This provides enterprises with the ability to make real-time authentication decisions in determining if a user can access a resource, require additional assurances through step-up authentication or is denied access. Our Risk Management solution enables organizations to create intelligence-based policies to apply the appropriate strong authentication for resources or provide trusted users with a passwordless experience. Our Risk Management features include:

●	user and entity behavior analytics (“UEBA”) to detect abnormalities in authentication behavior;
●	anonymous network detection to determine if a user is accessing resources from unknown VPNs, TOR and proxies;
●	IP reputation to check if an IP address is connected to previous suspicious activity;
●	impossible travel to calculate if time between user log-ons from different locations is logistically possible;
●	configure risk policies that aggregate multiple risk predictors to calculate a single risk score; and
●	risk dashboards to view reports on detected malicious activity in an organization.

Identity Verification. Our Identity Verification solution enables enterprises to allow their customers to securely and conveniently verify their identity during enrollment and registration. This provides organizations with an increased level of assurance in the identity of their customers during the onboarding process to prevent fraudulent account creation and activity. Our solution can be integrated into an organization’s mobile application to prompt customers to provide a live face capture and to scan a government-issued ID using their mobile device. The customer’s identity is verified using our solution by matching the live face capture to the image on the government ID and validating the identification document for authenticity. Our Identity Verification solution enables enterprises in regulated industries, such as financial services and insurance, to meet Know Your Customer (“KYC”) requirements by providing customers a method to prove their identity. Our advanced Identity Verification features include:

●	liveness detection to ensure the end-user is a real, live person;
●	government ID validation for authenticity;
●	support for a variety of identification documents, included passports and driver’s licenses from around the world;
●	the capturing and maintaining of customer personally identifiable information (“PII”) only on user’s mobile device in encrypted form; and
●	leveraging the customer’s trusted mobile device to bypass scanning ID on future verification requests.

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

Our Technology

Our technology has been developed to the highest standards for security, performance, scale and interoperability. Our platform is built on the following core tenets:

●	Open Standards. We pioneered open identity standards that reduce the cost and complexity of interoperability and integration between IT vendors and partners. We also participated in the creation of many of the Internet Engineering Task Force standards in the identity space and continue to support the evolution and creation of new standards.
●	Turnkey Integrations. We provide a broad range of out-of-the-box adapters for “first-mile” and “last-mile” integration to cloud and on-premise applications and other systems. For example, we integrate with major enterprise identity systems, such as Broadcom, IBM, Oracle and Microsoft, as well as environments and application platforms such as Apache, Java, IIS, NGINX and WebSphere. In addition, we provide an extensive set of SaaS and social identity connectors that provide full integration with API functions. For example, our ServiceNow integration leverages over 20 user attributes. We also have out-of-the-box integrations with a variety of cloud-based and on-premise data sources, adaptive authentication providers and security and intelligence service providers.
●	Artificial Intelligence and Machine Learning. Our API Intelligence solution utilizes our proprietary AI/ML capabilities to continuously inspect, report and act on all API activity. We are in the process of leveraging and expanding these AI/ML capabilities across our broader platform to deliver Intelligent Identity security based on device, network, application and user behavior data instead of manual rules and policies. Our core identity and access management solutions provide the flexibility to be deployed with AI, ML and risk management capabilities that Ping Identity has developed, as well as to integrate with AI, ML and risk management capabilities licensed from third parties. Our platform’s goal is to deliver password-less, zero-login capabilities to secure access and enhance user experience. See “Risk Factors — Risks Related to our Business — We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our solutions.”
●	Uptime and Availability. We provide critical uptime and offer advanced redundancy features such as off-line modes to ensure services are available even when internet connectivity is lost. Our multi-tenant cloud-based offering is hosted in multiple regions around the world for redundancy and continuity. Our maintenance windows do not require any downtime, and our platform offered 99.99% uptime across our customer base over the past 12 months.
●	Scalability and Performance. Our platform can scale to millions of identities and thousands of cloud and on-premise applications in a single deployment.

●	Self-service. Self-service is becoming increasingly important as IT and IAM teams with limited resources seek to provide centralized IAM to the entire enterprise. The ability for developers to directly integrate identity into their applications accelerates the adoption of identity within the enterprise.
●	Security by Design. We integrate security into all of our solutions. Our security analysts maintain the security of our solutions by monitoring core services, both corporate and customer-facing, for indications of attack or compromise. We partner with trusted third party security firms to perform full-scope assessments and additional architectural reviews of our solutions. We also engage with third-party audit firms to perform SOC2 Type II audits, and ISO 27001-2013 certification of our security program.

Sales and Marketing

Sales

We sell our solutions primarily through direct sales. We have a stratified direct sales organization that is organized by customer size and the type of solution and deployment. Within our sales organization, our strategic account executives focus on the largest and most complex enterprises primarily in the Fortune 1000, that typically purchase multiple products or deployment options. In the last two years, we have also built a sales team focused more intensely on the Global 3000, with account executives that target less complex enterprise customers that typically purchase a single capability or use case initially and then expand as the complexity of their requirements expand.

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

Marketing

We focus our marketing strategy on building brand recognition through thought leadership and differentiated messaging that communicates the business value of our platform. Our efforts include content marketing, social media, SEO, events and public and analyst relations. We convert this brand awareness into our pipeline through campaigns that integrate digital, social, web and field marketing tactics aimed at adding new customers and cross-marketing our solutions into our existing customer base. We host user conferences, which in 2020 were conducted virtually around the globe, to tap into the power of our passionate customer base and our broader ecosystem. We also founded and host the leading identity industry conference called Identiverse. Identiverse is held annually and attendees include architects, IAM professionals, IT administrators, developers, security professionals and CISOs, as well as technology vendors, system integrators, industry analysts and thought leaders.

Our Customers

At December 31, 2020, we had 1,411 customers. We have a highly satisfied customer base, as evidenced by our Net Promoter Score of 65 in 2020. We define a customer as a separate legal entity with an individual subscription agreement and include in our customer count entities which we have sold directly and entities that have purchased one or more solutions from a reseller. Our customer base is comprised of over 60% of the Fortune 100. As of December 31, 2020, our customer base included 13 of the 15 largest U.S. banks (measured by assets), 7 of the 9 largest healthcare companies (measured by revenue), 5 of the 7 largest North American retailers (measured by revenue), the 5 largest global aerospace companies (measured by revenue) and the 5 largest European auto manufacturers (measured by revenue). Our customer base is diversified, with no one customer or reseller accounting for more than 3% or 7% of our total revenue, respectively, for the year ended December 31, 2020.

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

Technology Alliance

We have built a broad ecosystem of over 100 technology partners. Our Technology Alliance Partner ecosystem spans the landscape of IAM and related technologies, giving our customers access to comprehensive, cross-application, integrated solutions. Our technology partners expand and extend the value of their solutions, and our solutions, by integrating their technology with the Ping Intelligent Identity Platform. Additionally, our partners provide us with complementary technology and sales and marketing collateral that help us to more effectively sell together.

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

Research and Development

Innovation is at the core of what we do. Approximately one-third of our employees are devoted to research and development. Our research and development efforts are focused on building industry leading solutions, addressing all primary use cases, enhancing deployment flexibility and providing seamless integration across cloud and on-premise applications. We believe that the ongoing and timely development of new solutions and features is imperative to maintaining our competitive position. We continue to invest in our solutions across our development centers in Denver, Colorado; Austin, Texas; Tel Aviv, Israel; Vancouver, Canada; and Bangalore, India.

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

As of December 31, 2020, we had 34 issued United States patents and 16 patent applications pending in the United States relating to certain aspects of our technology. Our issued United States patents expire between December 14, 2031 and October 12, 2038. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any of our existing patents and any that are issued in the future may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

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

We also compete with cloud-only providers, such as Okta and OneLogin, that primarily focus on the workforce use case. These providers have solutions that are historically geared towards small and medium-sized businesses that have IT infrastructures hosted entirely in the cloud. The vast majority of large enterprises do not have the ability to operate their businesses solely with cloud infrastructures, and thus require enterprise solutions that support complex hybrid IT environments and the wide variety of applications and workloads found in enterprise IT portfolios. Thus, a cloud-only IAM solution cannot deliver a single comprehensive solution that enterprises require to provide end-to-end coverage across their complex IT landscape.

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

Human Capital Resources

As of December 31, 2020, we employed 1,022 employees across six global regions including Australia, Canada, Europe, India, Israel and the U.S.

We recognize that our ability to attract, develop and retain talent is key to our success. We have high employment engagement and consider our relationship with employees very strong, with 93% of employees recommending us as a great place to work. We are proud of the consistent work ethic our employees displayed during 2020; we pivoted quickly and efficiently to a remote working environment because of the flexibility and resiliency of our committed employee base.

At Ping Identity, trust is core to who we are and what we do. We know that how we work together is just as important as what we accomplish. We believe that our customers, partners and employees are on the same team striving for the same goals, and the best teams rely on a foundation of trust. We treat all who enter the Ping Identity ecosystem with respect and honesty, and always keep our commitments.

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

Risk Factor Summary

There are a number of risks related to our business, our indebtedness, and our common stock. You should carefully consider all the information presented in this section entitled “Risk Factors” in this Annual Report on Form 10-K. Some of the principal risks include the following:

Risks relating to our business include, among others:

●	our ability to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences;
●	our ability to enhance and deploy our cloud-based offerings while continuing to effectively offer our on-premise offerings;
●	our ability to maintain or improve our competitive position;
●	the impact of the COVID-19 outbreak;
●	the impact on our business of a network or data security incident or unauthorized access to our network or data or our customers’ data;
●	the effects on our business if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions or solution packages that achieve market acceptance;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges;
●	our dependence on our senior management team and other key employees;
●	our ability to enhance and expand our sales and marketing capabilities;
●	our ability to attract and retain highly qualified personnel to execute our growth plan;
●	the risks associated with interruptions or performance problems of our technology, infrastructure and service providers;
●	our dependence on Amazon Web Services cloud infrastructure services;
●	the impact of data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic and foreign laws and regulations; and
●	the impact of volatility in quarterly operating results.

Risks relating to our indebtedness include, among others:

●	how our existing indebtedness could adversely affect our business and growth prospects;
●	the fact that we may still be able to incur substantially more indebtedness or make certain restricted payments, which could further exacerbate the risks associated with our substantial indebtedness, despite our current indebtedness levels and restrictive covenants;
●	our ability to generate sufficient cash flow to service all of our indebtedness, and that we may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful;
●	the risks associated with the financing documents governing our 2019 Credit Facilities, as defined in “Risk Factors,” which restrict our current and future operations, particularly our ability to respond to changes or to take certain actions; and
●	our ability to refinance our indebtedness.

Risks relating to our common stock include, among others:

●	the ownership of a large portion of our common stock by Vista Equity Partners (“Vista”), and Vista’s ability to influence certain of our corporate actions, which may conflict with our or your interests in the future;
●	the potential strain on our resources and management that the requirements of being a public company could cause, which could make it difficult to manage our business;
●	the risks associated with the provisions of our corporate governance documents that could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders;
●	the risks associated with the designation of the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders in our certificate of incorporation, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us;
●	the potential that an active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares; and
●	the potential volatility of our operating results and stock price, and the potential that the market price of our common stock may drop below the price you paid.

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

Historically, our revenue has been driven predominately by our on-premise offerings. For the year ended December 31, 2020, $144.5 million, or 59%, of our total revenue was from subscription term-based licenses, whereas $79.6 million, or 33%, of our total revenue was from subscription SaaS and support and maintenance. For the year ended December 31, 2019, $161.4 million, or 66%, of our total revenue was from subscription term-based licenses whereas $63.9 million, or 26%, of our total revenue was from subscription SaaS and support and maintenance. For the year ended December 31, 2018, $133.7 million, or 66%, of our total revenue was from subscription term-based licenses whereas $51.3 million, or 25%, of our total revenue was from subscription SaaS and support and maintenance. The remainder of our revenue, or $19.5 million, $17.6 million and $16.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, was attributable to professional services and other. All of our revenue from support and maintenance and a portion of our revenue from professional services is associated with our on-premise offerings. As a result, for the periods presented, the percentage of our total revenue from all revenue sources associated with on-premise offerings was significantly higher than the percentage of our total revenue based solely on subscription term-based licenses and we expect this to remain true for the foreseeable future. We have responded to the increasing market shift toward cloud-based services by developing and introducing additional cloud-based IAM offerings to our customers. While our customers are increasingly adopting our cloud-based offerings, we expect our customers to continue to require substantial on-premise and hybrid offerings. To support hybrid deployment of our offerings, our developers and support team must be trained on and learn multiple environments in which our platform is deployed, which is more expensive than supporting a cloud-only offering. Moreover, we must engineer our software for on-premise, cloud and hybrid deployments, which we expect will cause us additional research and development expense that may impact our operating results. Furthermore, we cannot assure you that the market for cloud-based offerings will develop at a rate or in the manner we expect or that our cloud-based offerings will be competitive with those of more established cloud-based providers or other new market entrants. We are directing a significant portion of our financial and operating resources to implement a robust and secure cloud-based offering for our customers, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud-based offerings in a way that competes successfully against our current and future competitors and in such event our business, results of operations and financial condition could be harmed. In addition, the costs associated with greater adoption of our cloud-

based offerings could harm our margins, making it difficult to continue to justify the continued allocation of resources. Customers may require features and capabilities that our current solutions or solution packages do not have and that we may be unable to develop. If we are unable to develop and deploy cloud-based offerings alongside on-premise offerings that satisfy customer preferences in a timely and cost-effective manner, it may harm our ability to renew subscriptions with existing customers and to create or increase demand for our solutions or solution packages with new customers, and may adversely impact our financial condition and results of operations.

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

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section, such as those relating to our reputation, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In addition, security incidents impacting our platform or the systems of our third-party service providers could result in a risk of loss or unauthorized access to or disclosure of the information we process on behalf of our customers. This, in turn, could require notification under applicable data privacy regulations, and could lead to litigation, governmental audits and investigations and possible liability, damage our relationships with our existing customers, trigger indemnification and other contractual obligations, cause us to incur investigation, mitigation and remediation expenses, and have a negative impact on our ability to attract and retain new customers. Furthermore, any such incident, including a breach of our customers’ systems, could compromise our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our or our customers’ networks, and the information stored on our or our customers’ systems could be accessed or disclosed without authorization, altered, lost or stolen, which could subject us to liability and cause us financial harm. An actual or perceived breach of our networks, our customers’ networks or other networks secured by our solutions, whether or not due to a vulnerability in our platform, may also undermine confidence in our platform or our industry and result in expenditure of significant resources in efforts to analyze, correct, eliminate or work around errors or defects, delayed or lost revenue, delay in the development or release of new solutions, solution packages or services, an increase in collection cycles for accounts receivable, damage to our brand and reputation, negative publicity, loss of channel partners, customers and sales, increased costs to remedy any problem, increased insurance expense and costly litigation. In addition, if a high-profile security incident occurs with respect to another IAM solution provider, our customers and potential customers may lose trust in the value of the IAM solution business model generally, including the security of our solutions, which could adversely impact our ability to retain existing customers or attract new ones, potentially causing a negative impact on our business. Any of these negative outcomes could adversely impact market acceptance of our solutions or solution packages and could adversely affect our business, results of operations and financial condition.

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

For example, the European Union (the “EU”) adopted the GDPR, which became effective and enforceable across all then-current member states of the EU on May 25, 2018. Following the United Kingdom (the “U.K.”) withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed between the U.K. and EU, the GDPR continued to have effect in U.K. law, until December 31, 2020, in the same fashion as was the case prior to that withdrawal as if the U.K. remained a member state of the EU for such purposes. While the GDPR is no longer the law of the U.K. following December 31, 2020, its content falls into the retained law created by the European Union (Withdrawal) Act 2018 and U.K. data protection law is expected to remain similar to the GDPR. On December 24, 2020, the EU and the U.K. reached a Trade and Cooperation Agreement, provisionally applicable since January 1, 2021, which permits continuity in data flows in the same manner as prior to the withdrawal of the U.K. until such time as official adequacy determinations can be made by the EU and the U.K., and there is no guarantee that an adequacy determination will be reached. The GDPR applies to any company established in the EU as well as to those outside the EU if they process personal data in relation to the offering of goods or services to individuals in the EU and/or the monitoring of their behavior. The GDPR enhances data protection obligations for both processors and controllers of personal data, including by extending the rights available to affected data subjects, materially expanding the definition of what is expressly noted to constitute personal data, requiring additional disclosures about how personal data is to be used, and imposing limitations on retention of personal data, creating mandatory data breach notification requirements in certain circumstances, and establishing onerous new obligations on services providers who process personal data simply on behalf of others. Under the GDPR, fines of up to €20 million or up to 4% of an undertaking’s total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. Given the breadth and depth of changes in data protection obligations, complying with its requirements has caused us to expend significant resources and such expenditures are likely to continue into the near future as we respond to new interpretations, additional guidance and potential enforcement actions and patterns, and as we continue to negotiate data processing agreements with our customers and business partners. While we have taken steps to comply with the GDPR, and implementing legislation in applicable member states, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller, reviewing our security procedures, and entering into data processing agreements with relevant customers and business partners, we cannot assure you that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful. We submitted a report to the Information Commissioner’s Office located in the U.K. within the month preceding the filing of this Form 10-K due to the mishandling of personal data by us of certain of our current and former UK employees. While we do not believe there will be any material impact from this incident, we cannot assure you that similar incidents with potentially greater impact will not occur in the future.

In the United States, California enacted the CCPA on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Our continued development of AI and ML is dependent, in part, on our customers’ willingness to allow us to use their data to develop the necessary algorithms. Concerns about data privacy may discourage customers from allowing us to use their data in this manner, which may limit our ability to continue to leverage AI and ML in the Ping Intelligent Identity Platform.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions and solution packages. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally), geopolitical issues or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in IT, IAM and identity security spending by our existing and prospective customers. For the year ended December 31, 2020, 33% of our revenue was derived from the financial services industry, including banking. Negative economic conditions, including in the financial services industry, may cause customers to reduce their IT spending. Prolonged economic slowdowns may result in customers delaying or canceling IT projects, choosing to focus on in-house development efforts or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms or defaulting on payments due on existing contracts or not renewing at the end of the contract term.

Our customers may merge with other entities who use alternative IAM solutions and, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, either of which may harm our revenue, profitability and results of operations. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, broadening or protracted extension of an economic downturn could harm our business, revenue, results of operations and cash flows.

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

We rely on third-party SaaS vendors to operate certain critical functions of our business, including financial management, human resource management and customer relationship management. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our solutions and solution packages and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business. In addition, we rely on the security of our third-party SaaS vendors as part of the overall security of our solutions. While we review the security documentation and reports made available by these third parties, if one of these vendors were to experience a security incident or be susceptible to a vulnerability, it could have a negative impact on the security of our own solutions and in such an instance it may be more difficult for us to detect unauthorized activity and prevent or minimize security breaches. If any such events were to occur, it could negatively affect our business, expose us to financial liability to our customers and damage our reputation.

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

We currently have international operations in the United Kingdom, Canada, Australia, France, Germany, India, Israel, the Netherlands and Switzerland. For the year ended December 31, 2020, our international revenue was 26% of our total revenue. Any efforts that we may undertake to increase our international revenue may not be successful. In addition, continuing to expand our international footprint with our solutions and solution packages subjects us to new risks, some of which we have not generally faced in the United States. These risks include, among other things:

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

Economic conditions and regulatory changes following the U.K.’s exit from the EU could have a material adverse effect on our business and results of operations.

The U.K. formally left the EU on January 31, 2020, typically referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and EU, the U.K. was subject to a transition period until December 31, 2020 during which EU rules continued to apply. On December 24, 2020, the EU and the U.K. reached a Trade and Cooperation Agreement, provisionally applicable since January 1, 2021, which sets out preferential arrangements in areas such as trade in goods and in services, digital trade, intellectual property, public procurement, aviation and road transport, energy, fisheries, social security coordination, law enforcement and judicial cooperation in criminal matters, thematic cooperation and participation in EU programs. The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after the transition period may be a source of instability in international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross-border cooperation arrangements, whether economic, tax, fiscal, legal, regulatory or otherwise. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business and results of operations. For example, following the transition period, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the European Economic Area more difficult. Ongoing global market volatility and a deterioration in economic conditions due to uncertainty surrounding the future relationship between the U.K. and EU could significantly disrupt the markets in which we operate and lead our customers to closely monitor their costs and delay capital spending decisions.

Additionally, Brexit has resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Although this strengthening has been somewhat ameliorated by the implementation of the transition period, because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements, during periods of a strengthening U.S. dollar, our reported revenue from foreign operations is reduced. As a result of Brexit and the continued negotiations between the U.K. and EU, there may be further periods of volatility in the currencies in which we conduct business.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets following the transition period. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which could present new regulatory costs and challenges.

Any of these effects of Brexit could materially adversely affect our business, results of operations and financial condition.

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

A change in tax laws in key jurisdictions could materially increase our tax expense.

We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Additionally, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, and President Biden’s campaign proposals included increasing the U.S. corporate income tax rate from 21% to 28%. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes, as well as changes in U.S. federal and state tax laws or in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act, as amended by the CARES Act (defined below) among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and net operating loss carryforwards and allowed for the expensing of capital expenditures. Accounting for the income tax effects of the Tax Act and subsequent guidance issued required complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation, which could result in adjustments to the income tax effects of the Tax Act that we have recorded at December 31, 2020. These adjustments could have a negative impact on our business and financial condition.

We may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, legislation known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. Accounting for the income tax effects of the CARES Act and subsequent guidance issued will require complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the CARES Act will be applied or otherwise administered that is different from our interpretation. While we may determine to apply for such credits or other tax benefits provided under the CARES Act, there is no guarantee that we will meet any eligibility requirements to benefit from any of the tax relief provisions under the CARES Act or, even if we are able to participate, that such provisions will provide meaningful benefit to our business.

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

We are subject to SEC rules and regulations regarding our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures or identify material weaknesses in our internal control over financial reporting, we may not be able to accurately report our financial results, or report them in a timely manner.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require that, among other things, we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. Our management team, including our chief executive officer and chief financial officer, has limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes–Oxley Act so that our independent registered public accounting firm can attest in this Annual Report on Form 10-K as to the effectiveness of our internal control over financial reporting, and in future annual reports. Under this law, we have been required and will continue to be required to document and make significant changes to our internal control over financial reporting.

If our senior management is unable to conclude that we have effective internal control over financial reporting or to certify the effectiveness of such controls; if our independent registered public accounting firm cannot render an unqualified opinion on management's assessment and the effectiveness of our internal control over financial reporting; or if material weaknesses in our internal control over financial reporting is identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

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

As of December 31, 2020, we had total long-term indebtedness outstanding of $150.8 million, including $150.0 million outstanding under our revolving credit facility (the “2019 Revolving Credit Facility”) and $0.8 million of outstanding letters of credit. On December 12, 2019, we repaid all outstanding borrowings under our then existing term loan facility (our “2018 Term Loan Facility”) and our then existing revolving credit facility (our “2018 Revolving Credit Facility,” and together with the 2018 Term Loan Facility, our “2018 Credit Facilities”) and in connection therewith we entered into a new credit agreement (the “2019 Credit Agreement”) providing for the 2019 Revolving Credit Facility with an initial $150.0 million in commitments for revolving loans. In addition, the 2019 Credit Agreement provides us with the ability to request incremental term loan facilities (our “2019 Term Loan Facility” and, together with the 2019 Revolving Credit Facility, our “2019 Credit Facilities”) in a minimum amount of $10 million for each facility, subject to certain conditions. All obligations under the 2019 Credit Agreement are secured by first priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. On March 30, 2020, we drew down on the remaining $97.8 million available for borrowing under our 2019 Revolving Credit Facility. Given the uncertainty in the global economy as result of the COVID-19 pandemic and out of an abundance of caution, we elected to draw down the remaining available balance to further strengthen our cash position and maintain flexibility. If needed, the proceeds will be available for working capital and general corporate purposes, subject to compliance with the 2019 Credit Agreement. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, fees, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also harm our ability to incur additional indebtedness.

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

Risks Relating to Our Common Stock

Vista owns a large portion of our common stock and thus can influence certain of our corporate actions, and Vista’s interests may conflict with ours or yours in the future.

At December 31, 2020, Vista beneficially owned approximately 47% of our common stock. Our bylaws provide that Vista has the right to designate the Chairman of our board of directors (our “Board”) for so long as Vista beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Even though Vista does not own shares of our stock representing a majority of the total voting power, for so long as Vista continues to own a significant percentage of our stock, Vista will still be able to significantly influence the composition of our Board, including the right to designate the Chairman of our Board, and the approval of actions requiring shareholder approval. Accordingly, for such period of time, Vista will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Vista continues to own a significant percentage of our stock, Vista will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chairman of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, we entered into a Director Nomination Agreement with Vista that provides Vista the right to designate: (i) all of the nominees for election to our Board for so long as Vista beneficially owns 40% or more of the total number of shares of our common stock it owned on the date of our IPO; (ii) a number of directors (rounded up to the nearest whole number) equal to 40% of the total directors for so long as Vista beneficially owns at least 30% and less than 40% of the total number of shares of our common stock it owned on the date of our IPO; (iii) a number of directors (rounded up to the nearest whole number) equal to 30% of the total directors for so long as Vista beneficially owns at least 20% and less than 30% of the total number of shares of our common stock it owned on the date of our IPO; (iv) a number of directors (rounded up to the nearest whole number) equal to 20% of the total directors for so long as Vista beneficially owns at least 10% and less than 20% of the total number of shares of our common stock it owned on the date of our IPO; and (v) one director for so long as Vista beneficially owns at least 5% and less than 10% of the total number of shares of our common stock it owned on the date of our IPO. The Director Nomination Agreement also provides that Vista may assign such right to a Vista affiliate. The Director Nomination Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of Vista.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to Vista’s beneficial ownership of 47% of our common stock as of December 31, 2020, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:

●	these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
●	these provisions provide for a classified board of directors with staggered three-year terms;
●	these provisions provide that, at any time when Vista beneficially owns, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
●	these provisions prohibit shareholder action by written consent from and after the date on which Vista beneficially owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;
●	these provisions provide that for as long as Vista beneficially owns, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our stock and at any time when Vista beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
●	these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when Vista beneficially owns, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to it.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding Vista and any of its direct or indirect transferees and any group as to which such persons are a party) who acquires at least

15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

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

An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.

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

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to any applicable lock-up agreements. The market price of our stock could decline if the holders of a large portion of our shares of common stock sell them or are perceived by the market as intending to sell them.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are in Denver, Colorado, where we lease 89,856 square feet of office space as of December 31, 2020. We also have domestic offices in Boston, Massachusetts, Austin, Texas and San Francisco, California and international offices in the United Kingdom, Canada, India, Israel and France.

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

Holders of Record

As of February 17, 2021, there were 41,634 holders of record of our common stock. This figure does not include a greater number of beneficial holders of our common stock whose shares are held by banks, brokers and other financial institutions.

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

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index (“S&P 500 Index”), Standard & Poor’s 500 Information Technology Index (“S&P 500 IT Index”) and the Russell 2000 Index between September 19, 2019 (the date our common stock commenced trading on the NYSE) through December 31, 2020. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/Index	September 19, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Ping Identity	$100.00	$115.00	$162.00	$133.47	$213.93	$208.07	$190.93
S&P 500 Index	$100.00	$99.00	$107.45	$85.96	$103.11	$111.85	$124.92
S&P 500 Information Technology Index	$100.00	$99.09	$112.96	$99.16	$129.01	$144.05	$160.65
Russell 2000 Index	$100.00	$97.56	$106.85	$73.85	$92.31	$96.56	$126.47

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.” We have omitted the financial results for the fiscal year ended December 31, 2018 where it would be redundant to the discussion previously included in Part II, Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC on March 4, 2020.

Overview

Ping Identity is the Intelligent Identity solution for the enterprise. We enable companies to achieve Zero Trust identity-defined security and more personalized, streamlined user experiences. The Ping Intelligent Identity Platform provides customers, workforce and partners with secure, convenient access to their applications whether they are SaaS, mobile, in the cloud or on-premise. We leverage AI and ML to analyze device, network, application and user behavior data to make real-time authentication and security control decisions, enhancing the user experience. Our platform is designed to detect anomalies and automatically insert additional security measures, such as multi-factor authentication, only when necessary. We built our platform to meet the requirements of the most demanding enterprises, including over 60% of the Fortune 100. Our cloud-based platform has differentiated deployment flexibility to support multi-cloud and on-premise infrastructures to meet the diverse and demanding requirements of large enterprise customers. Our platform offers a comprehensive suite of turnkey integrations, and is able to scale to millions of identities and thousands of cloud and on-premise applications in a single deployment.

The Ping Intelligent Identity Platform can secure all primary identity use cases, including customer, workforce, partner and IoT. For example, enterprises can use our platform to enhance their customers’ user experience by creating a single ID and login across web and mobile properties. For the year ended December 31, 2020, 45% of our subscription revenue was derived from the customer use case. Enterprises can also use our platform to provide their workforce and commercial partners with secure, seamless access from any device to the applications, data and APIs they need to be productive.

The Ping Intelligent Identity Platform is comprised of multiple solutions that can be purchased individually or integrated as a more complete set of solutions for the customer, workforce, partner or IoT use case: SSO, MFA, Access Security, Directory, Dynamic Authorization, Risk Management, Identity Verification and API Intelligence.

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

Impact of COVID-19

Though the impact of rapidly changing market and economic conditions due to COVID-19 is uncertain, it continues to disrupt the business of our customers and partners and will continue to impact our business and consolidated results of operations and financial condition in the future. The worldwide spread of the COVID-19 outbreak is resulting in a global slowdown of economic activity with a corresponding decrease in demand for certain goods and services, including possibly from our own customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented economic shutdown. We have endeavored to follow recommended actions of government and health authorities to protect our employees worldwide. For example, as of January 31, 2021, the majority of our employees are working remotely. While we have not incurred significant disruptions thus far from the COVID-19 pandemic, we are unable to accurately predict the extent of the impact on our business due to numerous uncertainties, including but not limited to, the severity of the disease, the duration of the outbreak, actions taken by governmental authorities, the impact to our customers and partners and other factors as described in Part I, Item 1A of this Annual Report on Form 10-K. Specifically, during the year ended December 31, 2020, we experienced overall strong engagement with enterprise customers as work-from-home and increased virtual customer engagement highlighted the need for modernization of their identity security infrastructure. However, given the economic uncertainty driven by the COVID-19 pandemic, certain of these enterprise customers elected to phase-in their purchases of our solutions, resulting in smaller deal sizes and a reduction in our dollar-based net retention rate for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

While we continued to see the effects of the COVID-19 pandemic on our results of operations and overall financial performance for the year ended December 31, 2020, the total effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods and such effect is uncertain. In addition, our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in our consolidated financial statements include, but are not limited to, establishing valuation allowances based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of the COVID-19 outbreak. We will continue to evaluate the nature and extent of the impact to our business and our consolidated results of operations and financial condition.

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

Increase the Size of our Customer Base

We believe there is significant opportunity to increase market adoption of our platform by new customers. Our SSO, Access Security and Directory solutions often replace legacy and homegrown systems. We also have significant greenfield opportunities with our MFA, Dynamic Authorization, API Intelligence solutions and the IoT use case. To increase our customer base, we plan to expand our sales force and channel partner network, both domestically and internationally, enhance our marketing efforts and target new buyers. For example, we have extended our cloud-based offering to target developers, who represent a new potential buyer for us. Over time, we believe sales to developers could increase the size of our customer base.

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

Invest for Growth

We believe IAM represents a large market opportunity, and we plan to invest in order to support further growth. During 2018, we accelerated investments in our business to expand our footprint within this large and growing market. Specifically, we invested in new cloud-based offerings to broaden the Ping Intelligent Identity Platform and the scope of our solutions to cover new identity security threats, such as APIs. We also invested in deploying our platform as a single tenant cloud-based offering, managed by us, to help extend the reach of our solutions within our customers’ infrastructures, while providing them with the level of control and configuration they require. We have seen progress with these investments and expect to continue to invest in these areas. Additionally, we plan to invest in increased marketing efforts, expanding our sales force, and growing our network of channel partners, resellers, system integrators and technology partners. However, we are not expecting these investments to provide our business with meaningful increases to ARR growth in the immediate term as we expect natural purchasing cycles will affect the speed of market adoption.

Additionally, we have a large and growing international presence and intend to grow our customer base in various international regions by making investments in our sales team globally. For the year ended December 31, 2020, our international revenue was 26% of our total revenue. We expect international sales to be a meaningful revenue contributor in future periods.

Seasonality

Given the purchasing patterns of our enterprise customers, we typically experience seasonality in terms of when we receive orders from our customers. Our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically June 30 or December 31. Because of these purchasing patterns, a greater percentage of our annual subscription revenue from term-based licenses, the revenue from which is recognized up front at the later of delivery or commencement of the license term, has come from our second and fourth quarters than from other quarters. For the year ended December 31, 2019, 26% and 28% of our annual revenue was in our second and fourth quarter, respectively. However, due to the economic environment resulting from COVID-19, we did not see our historical trends in seasonality continue for the year ended December 31, 2020, where 24% and 26% of our annual revenue was in our second and fourth quarter, respectively.

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

The table below sets forth our ARR as of the end of December 31, 2020 and 2019.

	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
ARR	$259,090	$224,888	$34,202	15%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rates were 108% and 115% at December 31, 2020 and 2019, respectively. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA and API Intelligence, will continue to support our high dollar-based net retention rate.

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

At December 31, 2020, we had 51 customers with greater than $1,000,000 in ARR, an increase of 34% from 38 customers at December 31, 2019. Additionally, our customers with ARR over $250,000 increased from 232 at December 31, 2019 to 260 at December 31, 2020, representing a growth rate of 12%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash provided by operating activities	$22,375	$5,795	$22,886
Less:
Purchases of property and equipment	(2,595)	(8,696)	(3,437)
Capitalized software development costs	(13,255)	(10,460)	(6,310)
Free Cash Flow	$6,525	$(13,361)	$13,139
Net cash used in investing activities	$(48,320)	$(19,756)	$(26,661)
Net cash provided by (used in) financing activities	$103,009	$(2,020)	$67,102
Cash paid for interest	$2,263	$12,169	$13,598

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Gross profit	$175,378	$187,194	$156,951
Amortization expense	20,269	16,338	14,396
Stock-based compensation expense	1,072	221	—
Non-GAAP Gross Profit	$196,719	$203,753	$171,347

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

Subscription.   Subscription revenue includes subscription term-based license revenue for solutions deployed on-premise within the customer’s IT infrastructure or in a third-party cloud of their choice, subscription support and maintenance revenue from such deployments, and SaaS subscriptions, which give customers the right to access our SaaS-based solutions. We typically invoice subscription fees annually in advance. Subscription term-based license revenue is recognized upon transfer of control of the software, which occurs at delivery or when the license term commences, if later. All of our support and maintenance revenue and revenue from SaaS subscriptions is recognized ratably over the term of the applicable agreement.

For the years ended December 31, 2020 and 2019, 59% and 66%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

Professional Services and Other.   Professional services and other cost of revenue consists primarily of employee compensation costs directly associated with delivery of professional services and training, including stock-based compensation, costs of third-party contractors, and facility rental charges and other associated overhead costs. We expect our professional services and other cost of revenue to increase in absolute dollars relative to the growth of our business.

Amortization Expense.   Amortization expense consists of amortization of developed technology and internal-use software.

Long-Term Incentive Plan.   If the long-term incentive plan (“LTIP”) awards are considered probable of meeting vesting requirements in the three months ending March 31, 2021, it may result in incremental compensation expense between $1.3 million to $1.8 million being recognized in the three months ending March 31, 2021, and between $0.4 million to $0.8 million being recognized ratably over the remaining estimated vesting period.

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

We expect our general and administrative expenses to increase on an absolute dollar basis as our business grows. Also, we expect to incur additional general and administrative expenses as a result of continuing to operate as a public company, including costs related to maintaining the effectiveness of our internal control over financial reporting, including accounting-related costs and significant management oversight, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and professional services.

Depreciation and Amortization.   Depreciation and amortization expense consists primarily of depreciation of our fixed assets and amortization of finite-lived acquired intangible assets such as customer relationships, trade names and non-compete agreements.

Long-Term Incentive Plan and Stock Option Awards.   If the stock option awards subject to performance and market conditions are considered probable of meeting vesting requirements in the three months ending March 31, 2021, it may result in incremental stock-based compensation expense of approximately $6.3 million being recognized in the three months ending March 31, 2021, and approximately $1.3 million being recognized ratably over the remaining estimated vesting period. Additionally, if the LTIP awards are considered probable of meeting vesting requirements in the three months ending March 31, 2021, it may result in incremental compensation expense between $16.3 million to $17.3 million being recognized in the three months ending March 31, 2021, and between $5.3 million to $6.3 million being recognized ratably over the remaining estimated vesting period.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue:
Subscription	$224,131	$225,345	$184,991
Professional services and other	19,458	17,553	16,571
Total revenue	243,589	242,898	201,562
Cost of revenue:
Subscription (exclusive of amortization shown below)(1)	30,797	24,044	17,512
Professional services and other (exclusive of amortization shown below)(1)	17,145	15,322	12,703
Amortization expense	20,269	16,338	14,396
Total cost of revenue	68,211	55,704	44,611
Gross profit	175,378	187,194	156,951
Operating expenses:
Sales and marketing(1)	88,910	78,889	60,140
Research and development(1)	48,934	46,016	36,229
General and administrative(1)	47,198	38,293	28,355
Depreciation and amortization	16,997	16,639	16,341
Total operating expenses	202,039	179,837	141,065
Income (loss) from operations	(26,661)	7,357	15,886
Other income (expense):
Interest expense	(2,433)	(12,914)	(15,837)
Loss on extinguishment of debt	—	(4,532)	(9,785)
Other income (expense), net	2,947	363	(335)
Total other income (expense)	514	(17,083)	(25,957)
Loss before income taxes	(26,147)	(9,726)	(10,071)
Benefit (provision) for income taxes	14,256	8,222	(3,375)
Net loss	$(11,891)	$(1,504)	$(13,446)

______________________

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Subscription cost of revenue	$675	$141	$—
Professional services and other cost of revenue	397	80	—
Sales and marketing	4,467	1,407	726
Research and development	5,294	1,364	342
General and administrative	5,791	3,340	1,780
Total	$16,624	$6,332	$2,848

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	92%	93%	92%
Professional services and other	8	7	8
Total revenue	100	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	13	10	9
Professional services and other (exclusive of amortization shown below)	7	6	6
Amortization expense	8	7	7
Total cost of revenue	28	23	22
Gross profit	72	77	78
Operating expenses:
Sales and marketing	37	32	30
Research and development	20	19	18
General and administrative	19	16	14
Depreciation and amortization	7	7	8
Total operating expenses	83	74	70
Income (loss) from operations	(11)	3	8
Other income (expense):
Interest expense	(1)	(5)	(8)
Loss on extinguishment of debt	—	(2)	(5)
Other income (expense), net	1	—	—
Total other income (expense)	—	(7)	(13)
Loss before income taxes	(11)	(4)	(5)
Benefit (provision) for income taxes	6	3	(2)
Net loss	(5)%	(1)%	(7)%

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Revenue:
Subscription	$224,131	$225,345	$(1,214)	(1)%
Professional services and other	19,458	17,553	1,905	11
Total revenue	$243,589	$242,898	$691	—%

Total revenue increased by $0.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The revenue growth was attributable to an increase in professional services and other revenue of $1.9 million due to an increase in the provisioning of implementation and consulting services. This was partially offset by a decrease in subscription revenue of $1.2 million, discussed further below.

The table below sets forth the components of subscription revenue for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$86,578	$113,151	$(26,573)	(23)%
1-year subscription term-based licenses	57,966	48,255	9,711	20
Subscription term-based licenses	144,544	161,406	(16,862)	(10)
Subscription SaaS and maintenance and support	79,587	63,939	15,648	24
Total subscription revenue	$224,131	$225,345	$(1,214)	(1)%

Subscription revenue decreased 1%, or $1.2 million, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in revenue during the year ended December 31, 2020 was due to strong growth in our SaaS solutions resulting in a decrease in up-front term-based license revenue and shorter subscription terms from customers electing to phase-in their purchases of our solutions in light of the sustained economic environment and associated uncertainty surrounding COVID-19. Remaining changes in subscription revenue were due to the changes in subscription type and duration, described further below.

Change in subscription type.  The following table sets forth the components of subscription revenue expressed as a percentage of total subscription revenue:

	Year Ended
	December 31,		Change
	2020	2019	%
Subscription term-based licenses	64%	72%	(8)%
Subscription SaaS and maintenance and support	36	28	8
Total subscription revenue	100%	100%

Subscription term-based license revenue as a percentage of subscription revenue decreased from 72% in the year ended December 31, 2019 to 64% in the year ended December 31, 2020. Subscription SaaS and support and maintenance as a percentage of total subscription revenue increased from 28% in the year ended December 31, 2019 to 36% in the year ended December 31, 2020. The increase in subscription SaaS and support and maintenance revenue as a percentage of total subscription revenue was primarily driven by the increased adoption of our SaaS solutions, which resulted in greater deferral of revenue from subscriptions entered into or renewed in the year ended December 31, 2020 compared to the year ended December 31, 2019. We expect subscription SaaS and support and maintenance to continue to increase as a percentage of total subscription revenue in future periods as adoption of our SaaS solutions increases, resulting in greater deferral of revenue in the period in which the subscription is contracted.

Change in term-based subscription duration.   The following table sets forth the components of subscription term-based licenses expressed as a percentage of total subscription term-based license revenue:

	Year Ended
	December 31,		Change
	2020	2019	%
Multi-year subscription term-based licenses	60%	70%	(10)%
1-year subscription term-based licenses	40	30	10
Total subscription term-based licenses	100%	100%

Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 70% in the year ended December 31, 2019 to 60% in the year ended December 31, 2020. This resulted in less upfront revenue recognition from subscriptions entered into or renewed during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Cost of Revenue

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$30,797	$24,044	$6,753	28%
Professional services and other (exclusive of amortization shown below)	17,145	15,322	1,823	12
Amortization expense	20,269	16,338	3,931	24
Total cost of revenue	$68,211	$55,704	$12,507	22%

Subscription cost of revenue increased by $6.8 million, or 28%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. $4.2 million of the increase was compensation related and primarily attributable to an increase in headcount to support the continued growth of our subscription SaaS offerings and ongoing maintenance and support for our expanding customer base. $2.6 million of the increase was attributable to our increased hosting costs largely associated with the increased adoption of our solutions.

Professional services and other cost of revenue increased by $1.8 million, or 12%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase related to a $1.1 million increase in consulting costs, partially to aid in the development of our certification programs, while $0.8 million was compensation related and primarily attributable to an increase in headcount to support growth of our business as well as an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in 2020 compared to 2019. These increases were offset by a $0.8 million decrease in travel costs due to a reduction in travel in 2020 because of COVID-19. The remaining portion of the increase was primarily attributable to allocated overhead.

Amortization expense increased by $3.9 million, or 24%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The year-over-year increase was attributable primarily to an increase in the amortization of our capitalized software as well as an increase in the amortization of developed technology resulting from our acquisitions of ShoCard and Symphonic in March and October of 2020, respectively, as further described in Note 7 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Expenses

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$88,910	$78,889	$10,021	13%
Research and development	48,934	46,016	2,918	6
General and administrative	47,198	38,293	8,905	23
Depreciation and amortization	16,997	16,639	358	2
Total operating expenses	$202,039	$179,837	$22,202	12%

Sales and Marketing.   Sales and marketing expenses increased by $10.0 million, or 13%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. $11.0 million of the increase was related to compensation as a result of an increase in headcount related to the expansion of our sales force and our marketing department, as well as an increase in stock-based compensation expense resulting from an increase in the issuance of RSUs granted in 2020 compared to 2019. Additionally, promotional expenses increased by $1.1 million due to additional spend around branding and awareness campaigns. These increases were offset by a $3.7 million decrease in travel costs due to a reduction in travel in 2020 because of COVID-19. The remaining increases were related to consulting costs and allocated overhead.

Research and Development.  Research and development expenses increased by $2.9 million, or 6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. $8.3 million was compensation related and primarily the result of an increase in headcount to enhance and expand our solutions.

Compensation-related expenses also increased due to an increase in stock-based compensation expense resulting from an increase in the issuance of equity awards granted in 2020 compared to 2019, including the liability-classified awards that were issued in conjunction with the ShoCard and Symphonic acquisitions as further described in Notes 7 and 12 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These increases were offset by a decrease of $2.8 million attributable to contingent compensation and retention expense related to our acquisition of Elastic Beam that was paid in full by April 2020. The increase in research and development expense was also offset by an increase of $3.6 million related to employee costs that were capitalized as software development costs in the year ended December 31, 2020 as compared to December 31, 2019. The remaining increase was primarily the result of an increase in allocated overhead.

General and Administrative.   General and administrative expenses increased by $8.9 million, or 23%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. $7.5 million of the increase was attributable to an increase in administrative expenses related to operating as a public company for the full year of 2020 as compared to 2019, where we were only public for a portion of the year starting in September of 2019, as well as incremental costs related to our follow-on offerings. $1.7 million of the increase was attributable to acquisition-related expenses that we incurred during the year ended December 31, 2020 for our acquisitions of ShoCard and Symphonic. Additionally, $1.1 million of the increase was compensation-related and primarily the result of an increase in stock-based compensation expense due to an increase in the issuance of RSUs granted in 2020 compared to 2019. These increases were partially offset by a $1.0 million decrease in travel costs related to a reduction in travel because of COVID-19 and decreases in partner and consulting costs and allocated overhead.

Depreciation and Amortization.   Depreciation and amortization expense slightly increased during the year ended December 31, 2020 compared to the year ended December 31, 2019 as the Company expanded its office sites in early 2020 to accommodate its growing headcount, which increased the depreciation of the associated leasehold improvements and furniture and fixtures.

Other Income (Expense)

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Interest expense	$(2,433)	$(12,914)	$10,481	(81)%
Loss on extinguishment of debt	—	(4,532)	4,532	(100)
Other income (expense), net	2,947	363	2,584	712
Total other income (expense)	$514	$(17,083)	$17,597	(103)%

Interest Expense.   Interest expense decreased by $10.5 million, or 81%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was attributable primarily to the refinancing of our debt in December 2019 as described in Note 9 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The refinancing also attributed to the period-over-period decrease in the weighted average interest rate, from 6.1% for the year ended December 31, 2019 to 1.8% for the year ended December 31, 2020.

Loss on Extinguishment of Debt.   During the year ended December 31, 2019, we recorded a loss on extinguishment of debt of $4.5 million. $3.6 million of the loss related to the write off of a portion of our deferred debt issuance costs in conjunction with the repayment of $196.4 million of outstanding principal on our 2018 Term Loan Facility using the proceeds from our IPO. The remaining $0.9 million of the loss related to the refinancing of our debt in December 2019. There was no similar loss during the year ended December 31, 2020.

Other Income (Expense), Net.   Other income (expense), net increased by $2.6 million, or 712%, from other income of $0.4 million in the year ended December 31, 2019 to other income of $2.9 million in the year ended December 31, 2020. The increase was attributable primarily to a change in the amount of foreign currency gains and losses, from a loss of $0.9 million in the year ended December 31, 2019 compared to a gain of $2.7 million in the year ended December 31, 2020, partially offset by a $1.0 million decrease in interest income recognized in the year ended December 31, 2020 compared to the year ended December 31, 2019.

Benefit (Provision) for Income Taxes

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Benefit (provision) for income taxes	$14,256	$8,222	$6,034	73%

Our benefit for income taxes was $14.3 million and $8.2 million for the year ended December 31, 2020 and 2019, respectively. The increase in our benefit for income taxes in 2020 compared to 2019 was primarily driven by an increase in our loss before income taxes. An additional $4.7 million of the increase in our net benefit for income taxes related to an increase in deductible stock-based compensation in 2020 compared to 2019, which we expect will continue to provide a benefit in future periods.

Liquidity and Capital Resources

General

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $145.7 million, which were held for working capital purposes. As of December 31, 2020, our cash equivalents were comprised of money market funds. During the years ended December 31, 2020 and 2019, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. On March 30, 2020, we drew down on the remaining $97.8 million available for borrowing under our 2019 Revolving Credit Facility (described further below). Given the uncertainty in the global economy as result of the COVID-19 pandemic and out of an abundance of caution, we elected to draw down the remaining available balance to further strengthen our cash position and maintain flexibility. If needed, the proceeds will be available for working capital and general corporate purposes, subject to compliance with the 2019 Credit Agreement. We believe our existing cash and cash equivalents, our 2019 Revolving Credit Facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also believe that these financial resources will continue to allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our customers and partners. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our 2019 Credit Facilities, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2020, we had deferred revenue of $52.4 million, of which $49.2 million was recorded as a current liability and is expected to be recognized as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

The interest rates applicable to revolving borrowings under the 2019 Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5 of 1% and (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the 2019 Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the 2019 Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (i) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the 2019 Credit Agreement). The Adjusted LIBO Rate cannot be less than zero. Base rate borrowings may only be made in dollars. The 2019 Credit Agreement also includes a fallback provision, which, subject to certain terms and conditions, provides for a replacement of the LIBO Rate with (x) one or more SOFR-based rates or (y) any other alternative benchmark rates giving consideration to any evolving or then existing conventions for similar U.S. dollar denominated syndicated credit facilities. The borrower will pay a commitment fee during the term of the 2019 Credit Agreement ranging from 0.20% to 0.35% of the available revolving commitments per annum based on the Senior Secured Net Leverage Ratio (as defined in the 2019 Credit Agreement).

Any borrowing under the 2019 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings or letter of credit usage exceed the aggregate commitment of all lenders.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$22,375	$5,795
Net cash used in investing activities	(48,320)	(19,756)
Net cash provided by (used in) financing activities	103,009	(2,020)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,049	224
Net increase (decrease) in cash and cash equivalents and restricted cash	$78,113	$(15,757)
Cash and cash equivalents and restricted cash at beginning of period	68,386	84,143
Cash and cash equivalents and restricted cash at end of period	$146,499	$68,386

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the year ended December 31, 2020, net cash provided by operating activities was $22.4 million, reflecting our net loss of $11.9 million, adjusted for non-cash charges of $47.4 million and net cash outflows of $13.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $14.7 million increase in accounts receivable due to the timing of receipt of payment from our customers, an increase of $10.3 million in deferred commissions due to an increase in the capitalization of commissions, as well as a $3.4 million decrease in accrued compensation and a $3.3 million increase in prepaid expenses due to the timing of cash disbursements. These increases were partially offset by a $13.5 million decrease in contract assets due to the issuance of invoices and the timing of revenue recognition and a $4.9 million increase in deferred revenue due to an increase in deals signed in 2020 which were billed up front.

For the year ended December 31, 2019, net cash provided by operating activities was $5.8 million due to our net loss of $1.5 million that was adjusted for non-cash charges of $41.7 million and net cash outflows of $34.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets, loss on extinguishment of debt and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to an $18.0 million increase in accounts receivable due to the timing of receipt of payment from our customers, an $18.5 million increase in contract assets due to a large number of multi-year deals being signed in the fourth quarter of 2019, a $9.1 million increase in deferred commissions and a $6.6 million increase in prepaid expenses and other current assets due to the timing of cash disbursements. These were partially offset by a $12.1 million increase in deferred revenue related to the upfront invoicing of certain customers in accordance with their subscription agreements as well as a $6.3 million increase in accrued expenses and other due to the timing of payments.

Investing Activities

Net cash used in investing activities was $48.3 million and $19.8 million during the years ended December 31, 2020 and 2019, respectively, an increase of $28.5 million. The net increase is primarily attributable to the acquisitions of ShoCard and Symphonic for a total of $32.5 million in cash, both of which occurred in the year ended December 31, 2020, as well as a $2.8 million increase in the capitalization of internal-use software costs. These outflows were partially offset by a decrease in purchases of property and equipment of $6.1 million.

Financing Activities

Net cash provided by financing activities was $103.0 million during the year ended December 31, 2020 whereas net cash used in financing activities was $2.0 million during the year ended December 31, 2019. During the year ended December 31, 2020, our primary cash inflows related to the draw down on our 2019 Revolving Credit Facility of $97.8 million that occurred in March 2020 and receipt of proceeds from stock option exercises of $10.4 million during the year ended December 31, 2020. These increases were partially offset by $4.5 million used in the payments for tax withholding on equity awards. Conversely, during the year ended December 31, 2019, we received proceeds from our IPO of $200.5 million, proceeds from the refinancing of our long-term debt of $52.2 million, and receipt of proceeds from stock option exercises of $1.6 million, offset by the payment of long-term debt, issuance costs of long-term debt and deferred offering costs of $248.8 million, $1.2 million and $5.2 million, respectively, as well as the payment of Elastic Beam contingent compensation of $1.1 million.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we previously entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

JOBS Act Accounting Election

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. On June 30, 2020, the last day of the Company’s second fiscal quarter in 2020, the market value of the Company’s common stock held by non-affiliates exceeded $700 million. Accordingly, the Company was deemed a large accelerated filer as of December 31, 2020 and can no longer take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with this Annual Report on Form 10-K.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

The estimates used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The accounting estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed information regarding our significant accounting policies.

Acquisitions and Identifiable Intangible Assets

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The fair value of identifiable intangible assets is based on significant judgments and estimates made by management. We typically engage third-party valuation appraisal firms to assist in determining the fair values of the assets acquired. Such valuations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows earned from the product-related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Stock Options and LTIP Awards

We have granted certain awards to our employees, including stock options and LTIP awards, that are subject to market and performance conditions for which we are required to assess the probability of vesting. These awards will vest following both (i) an IPO and registration of shares of common stock of Ping Identity Holding

Corp. and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. At each reporting period, we estimated the probability of these awards meeting the conditions noted above based on historical experience, market conditions contributing to forecasted future share prices of our common stock and information obtained from management and Vista regarding the sale of shares.

When the vesting of the awards becomes probable, stock-based compensation expense for the options subject to market and performance conditions is recognized on a graded vesting basis over the term of the award. The LTIP awards, which could provide cash compensation to certain employees upon vesting, are liability-classified and thus require us to remeasure the fair value of the awards at each reporting period until the awards are settled, thus recognizing any changes in fair value through compensation expense.

The assumptions used in determining when the probability threshold is met reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside our control. As the determination of probability has a direct impact on the pattern of recognition of compensation expense associated with these awards, changes in our assumptions may affect the amount of compensation expense we recognize in a given period.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the years ended December 31, 2020 and 2019, we recorded a gain of $2.7 million and a loss of $0.9 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the years ended December 31, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

At December 31, 2020, we had total outstanding debt of $150.0 million under our 2019 Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.5 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ping Identity Holding Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ping Identity Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Subscription Contracts for Term-Based Licenses that Impact Subscription Revenue Recognition

As described in Note 2 to the consolidated financial statements, management applies judgment in identifying and evaluating terms and conditions in contracts which may impact revenue recognition. To determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, management performs the following steps: 1) identification of the contract with a customer; 2) determination of whether the goods or services in a contract comprise performance obligations; 3) measurement of the transaction price; 4) allocation of the transaction price to separate performance obligations; and 5) recognition of revenue when or as the Company satisfies each performance obligation. The Company’s subscriptions for solutions deployed on-premise within the customer’s technology infrastructure are comprised of a term-based license and an obligation to provide support and maintenance, where the term-based license and the support and maintenance constitute separate performance obligations. For the year ended December 31, 2020, the Company’s subscription term-based license revenue was $144.5 million.

The principal considerations for our determination that performing procedures relating to revenue recognition - identifying and evaluating terms and conditions in subscription contracts for term-based licenses that impact subscription revenue recognition is a critical audit matter are the significant judgment by management in identifying and evaluating terms and conditions in subscription term-based license contracts that impact revenue recognition. This in turn led to significant auditor effort and subjectivity in performing procedures to evaluate whether terms and conditions in subscription term-based license contracts were appropriately identified and evaluated by management and the impact on the timing and measurement of revenue recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in subscription term-based license contracts that impact revenue recognition. These procedures also included, among others (i) testing the completeness and accuracy of management’s identification and evaluation of the specific terms and conditions in subscription term-based license contracts with customers by examining revenue contracts on a test basis, and (ii) testing management’s process for identifying and evaluating the terms and conditions in contracts, including management’s determination of the impact of those terms and conditions on the timing and measurement of revenue recognition.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 24, 2021

We have served as the Company’s auditor since 2016.

PING IDENTITY HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$145,733	$67,637
Accounts receivable, net of allowances of $828 and $873 at December 31, 2020 and December 31, 2019, respectively	82,335	67,642
Contract assets, current (net of allowance)	62,503	70,031
Deferred commissions, current	6,604	5,814
Prepaid expenses	17,608	12,768
Other current assets	1,940	3,774
Total current assets	316,723	227,666
Noncurrent assets:
Property and equipment, net	9,446	11,183
Goodwill	441,150	417,696
Intangible assets, net	180,422	187,868
Contract assets, noncurrent (net of allowance)	11,288	15,979
Deferred commissions, noncurrent	9,325	7,856
Deferred income taxes, net	3,962	2,755
Operating lease right-of-use assets	15,619	—
Other noncurrent assets	2,516	1,808
Total noncurrent assets	673,728	645,145
Total assets	$990,451	$872,811
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,795	$1,118
Accrued expenses and other current liabilities	7,339	9,302
Accrued compensation	17,170	18,126
Deferred revenue, current	49,203	45,446
Operating lease liabilities, current	3,979	—
Total current liabilities	80,486	73,992
Noncurrent liabilities:
Deferred revenue, noncurrent	3,195	2,061
Long-term debt	149,014	50,941
Deferred income taxes, net	17,867	30,571
Operating lease liabilities, noncurrent	17,213	—
Other liabilities, noncurrent	1,566	4,775
Total noncurrent liabilities	188,855	88,348
Total liabilities	269,341	162,340
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued or outstanding at December 31, 2020 or December 31, 2019	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at December 31, 2020 and December 31, 2019; 81,163,896 and 79,632,500 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	81	80
Additional paid-in capital	739,051	718,446
Accumulated other comprehensive income (loss)	1,373	(399)
Accumulated deficit	(19,395)	(7,656)
Total stockholders' equity	721,110	710,471
Total liabilities and stockholders' equity	$990,451	$872,811

The accompanying notes are an integral part of these consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	$224,131	$225,345	$184,991
Professional services and other	19,458	17,553	16,571
Total revenue	243,589	242,898	201,562
Cost of revenue:
Subscription (exclusive of amortization shown below)	30,797	24,044	17,512
Professional services and other (exclusive of amortization shown below)	17,145	15,322	12,703
Amortization expense	20,269	16,338	14,396
Total cost of revenue	68,211	55,704	44,611
Gross profit	175,378	187,194	156,951
Operating expenses:
Sales and marketing	88,910	78,889	60,140
Research and development	48,934	46,016	36,229
General and administrative	47,198	38,293	28,355
Depreciation and amortization	16,997	16,639	16,341
Total operating expenses	202,039	179,837	141,065
Income (loss) from operations	(26,661)	7,357	15,886
Other income (expense):
Interest expense	(2,433)	(12,914)	(15,837)
Loss on extinguishment of debt	—	(4,532)	(9,785)
Other income (expense), net	2,947	363	(335)
Total other income (expense)	514	(17,083)	(25,957)
Loss before income taxes	(26,147)	(9,726)	(10,071)
Benefit (provision) for income taxes	14,256	8,222	(3,375)
Net loss	$(11,891)	$(1,504)	$(13,446)
Net loss per share:
Basic and diluted	$(0.15)	$(0.02)	$(0.21)
Weighted-average shares used in computing net loss per share:
Basic and diluted	80,430	68,906	65,002

The accompanying notes are an integral part of these consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(11,891)	$(1,504)	$(13,446)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,772	388	(901)
Total other comprehensive income (loss)	1,772	388	(901)
Comprehensive loss	$(10,119)	$(1,116)	$(14,347)

The accompanying notes are an integral part of these consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2017	64,996,651	$65	$513,169	$114	$7,332	$520,680
Cumulative-effect adjustment for adoption of ASU 2016-09	—	—	38	—	(38)	—
Net loss	—	—	—	—	(13,446)	(13,446)
Stock-based compensation	—	—	2,848	—	—	2,848
Vesting of restricted stock	10,625	—	—	—	—	—
Repurchase of common stock	(6,460)	—	(76)	—	—	(76)
Foreign currency translation adjustments, net of tax	—	—	—	(901)	—	(901)
Balances at December 31, 2018	65,000,816	65	515,979	(787)	(6,152)	509,105
Net loss	—	—	—	—	(1,504)	(1,504)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	14,375,000	15	194,564	—	—	194,579
Stock-based compensation	—	—	6,332	—	—	6,332
Exercise of stock options	199,522	—	1,571	—	—	1,571
Vesting of restricted stock	57,162	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	388	—	388
Balances at December 31, 2019	79,632,500	80	718,446	(399)	(7,656)	710,471
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	—	152	152
Net loss	—	—	—	—	(11,891)	(11,891)
Stock-based compensation	—	—	14,701	—	—	14,701
Exercise of stock options, net of tax withholding	1,259,194	1	8,688	—	—	8,689
Vesting of restricted stock, net of tax withholding	272,202	—	(2,784)	—	—	(2,784)
Foreign currency translation adjustments, net of tax	—	—	—	1,772	—	1,772
Balances at December 31, 2020	81,163,896	$81	$739,051	$1,373	$(19,395)	$721,110

The accompanying notes are an integral part of these consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(11,891)	$(1,504)	$(13,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	4,532	9,785
Depreciation and amortization	37,266	32,977	30,737
Stock-based compensation expense	16,624	6,332	2,848
Amortization of deferred commissions	8,045	6,423	5,302
Amortization of deferred debt issuance costs	250	679	889
Operating leases, net	(258)	—	—
Deferred taxes	(14,888)	(9,379)	3,073
Other	376	166	(440)
Changes in operating assets and liabilities:
Accounts receivable	(14,666)	(18,046)	(1,465)
Contract assets	13,518	(18,542)	(6,806)
Deferred commissions	(10,304)	(9,060)	(9,981)
Prepaid expenses and other current assets	(3,331)	(6,586)	(5,770)
Other assets	(664)	373	(763)
Accounts payable	1,323	(624)	298
Accrued compensation	(3,412)	(404)	6,070
Accrued expenses and other	(504)	6,318	1,113
Deferred revenue	4,891	12,140	1,442
Net cash provided by operating activities	22,375	5,795	22,886
Cash flows from investing activities
Purchases of property and equipment and other	(2,595)	(8,696)	(3,437)
Capitalized software development costs	(13,255)	(10,460)	(6,310)
Payments for business acquisitions, net of cash acquired	(32,470)	—	(17,414)
Other investing activities	—	(600)	500
Net cash used in investing activities	(48,320)	(19,756)	(26,661)
Cash flows from financing activities
Payment of Elastic Beam consideration and holdbacks	(424)	(1,136)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	200,531	—
Payment of offering costs	(295)	(5,164)	(493)
Proceeds from stock option exercises	10,404	1,571	—
Repurchase of common stock	—	—	(76)
Payment for tax withholding on equity awards	(4,499)	—	—
Proceeds from long-term debt	97,823	52,177	250,000
Issuance costs of long-term debt	—	(1,249)	(5,994)
Payment of long-term debt	—	(248,750)	(171,250)
Payment of debt extinguishment costs	—	—	(5,085)
Net cash provided by (used in) financing activities	103,009	(2,020)	67,102
Effect of exchange rates on cash and cash equivalents and restricted cash	1,049	224	(653)
Net increase (decrease) in cash and cash equivalents and restricted cash	78,113	(15,757)	62,674
Cash and cash equivalents and restricted cash
Beginning of period	68,386	84,143	21,469
End of period	$146,499	$68,386	$84,143
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,263	$12,169	$13,598
Cash paid for taxes	1,153	1,073	284
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$252	$218	$77
Acquisition-related accruals	1,280	—	1,560
Offering costs, accrued but not yet paid	—	295	833
Lease liabilities arising from right-of-use assets	3,733	—	—
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$145,733	$67,637	$83,499
Restricted cash included in other noncurrent assets	766	749	644
Total cash and cash equivalents and restricted cash	$146,499	$68,386	$84,143

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

In connection with the IPO, the Company raised $194.6 million in net proceeds, after deducting underwriting discounts and commissions of $15.1 million and offering expenses of $5.9 million. On September 23, 2019, the Company used the net proceeds from the IPO to repay $170.3 million of its outstanding debt and after the closing of the underwriters’ overallotment option to purchase additional shares, the Company repaid an additional $26.1 million of its outstanding debt, as discussed in Note 9.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, determining the fair values of assets acquired and liabilities assumed in business combinations, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, establishing allowances for expected credit losses based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates due to risks and uncertainties, including the uncertainly surrounding rapidly changing market and economic conditions due to the recent outbreak of the novel Coronavirus Disease 2019 (“COVID-19”).

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

Offering Costs

Prior to the IPO, the Company capitalized offering costs incurred in connection with the anticipated sale of common stock in the IPO, including legal, accounting, printing and other IPO-related costs. Upon completion of the IPO and the exercise of the underwriters’ option to purchase additional shares, $5.5 million and $0.4 million, respectively, of offering costs were reclassified from prepaid expenses and other current assets to stockholders’ equity and recorded against the proceeds received by the Company.

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

Revenue by geographic region is based on the delivery address of the customer, and is summarized by geographic area as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
United States	$179,665	$188,283	$154,609
International	63,924	54,615	46,953
Total revenue	$243,589	$242,898	$201,562

Other than the United States, no other individual country exceeded 10% of total revenue for the years ended December 31, 2020, 2019 or 2018.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's long-lived assets are composed of property and equipment, net and operating lease right-of-use assets, and are summarized by geographic area as follows:

	December 31,
	2020	2019

	(in thousands)
United States	$18,367	$10,015
International	6,698	1,168
Total long-lived assets	$25,065	$11,183

Outside of the United States, no other individual country held greater than 10% of total long-lived assets at December 31, 2020 or 2019.

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

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies judgment in identifying and evaluating terms and conditions in contracts which may impact revenue recognition. To determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:

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

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Determination of whether the goods or services in a contract comprise performance obligations

Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from a product or service either on its own or together with other resources that are readily available from third parties or from the Company, and (ii) are distinct in the context of the contract, whereby the transfer of certain products or services is separately identifiable from other promises in the contract.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Recognition of revenue when or as the Company satisfies each performance obligation

Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to the customer. The Company’s software subscriptions include both upfront revenue recognition when the Company transfers control of the term-based license to the customer, as well as revenue recognized ratably over the contract period for support and maintenance based on the stand-ready nature of these subscription elements. Revenue for the Company’s SaaS products is recognized ratably over the contract period as the Company satisfies the performance obligation.

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

Deferred Commissions

Sales commissions earned by the Company’s internal and external sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts and additional sales to existing customers are deferred and recorded in deferred commissions, current and noncurrent in the Company’s consolidated balance sheets. Deferred commissions are amortized over the period of benefit, which the Company has determined to be generally four years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Deferred commissions are amortized consistent with the pattern of revenue recognition for each performance obligation for contracts for which the commissions were earned. The Company includes amortization of deferred commissions in sales and marketing expense in the consolidated statements of operations. The Company periodically reviews the carrying amount of deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize an impairment of deferred commissions during the years ended December 31, 2020, 2019 and 2018.

Cash and Cash Equivalents

Cash consists of deposits with financial institutions whereas cash equivalents primarily consist of money market funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable represent amounts owed to the Company by its customers that are recorded at the invoiced amount. Effective January 1, 2020, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with ASC 326 (as defined below), while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under ASC 326, the allowance for expected credit losses is a valuation account that is deducted from

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the financial asset’s amortized cost basis to present the net amount expected to be collected on contracts with customers. Accounts receivable and contract assets are written off when management believes non-collectability is confirmed and the corresponding charge is recorded in general and administrative expense in the accompanying consolidated statement of operations. Recoveries of financial assets previously written off shall be recorded when received against the provision for credit losses.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts over a financial asset’s contractual term. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made from qualitative and quantitative factors if economic conditions at the reporting date reflect stronger or weaker economic performance than the historical data implies based on management’s expectations of economic conditions on certain indicators of the Company, industry and economy. Management reviews factors such as past collection experience, age of the accounts receivable balance, and macroeconomic conditions. As of December 31, 2020, the Company evaluated these economic conditions and made adjustments to historical loss information for certain economic risk factors.

In developing its expected credit loss model, the Company evaluated financial assets with similar risk characteristics on a collective (pool) basis for their respective estimated and expected credit loss allowance. A financial asset will be measured individually only if it does not share similar risk characteristics with other financial assets. Due to the short-term nature of trade receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions. We apply a similar methodology towards our current and non-current contract asset balances. However, due to the inherent additional risk associated with a long-term receivable, an additional provision is applied toward contract asset balances that will diminish over time as the contract nears its expiration date.

Prior to the adoption of ASC 326, the Company’s allowance for doubtful accounts was based on management judgments and estimates of the probable loss related to uncollectible accounts receivable considering a number of factors including collection trends, prevailing and anticipated economic conditions, and specific customer credit risk. The Company’s allowance for doubtful accounts activity was historically not significant. Probable losses were recorded in general and administrative expense in the accompanying consolidated statements of operations and account balances were charged off against the allowance after all means of collection had been exhausted and the potential for recovery was considered remote.

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

As of December 31, 2020 and 2019, no single customer or reseller represented greater than 10% of accounts receivable.

For the years ended December 31, 2020, 2019 and 2018, no single customer or reseller represented greater than 10% of revenue.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For development costs related to software to be used internally, the Company follows guidance of Accounting Standards Codification Topic 350-40, Internal Use Software (“ASC 350-40”). ASC 350-40 set forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software costs that are incurred during the application development stage. These capitalized costs are included in intangible assets in the consolidated balance sheets and are amortized on a straight-line basis over the expected useful life of the software, which is estimated to be between three and four years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes the cost of software purchased from third-party vendors and has classified such costs as property and equipment in the consolidated balance sheets. These costs are amortized over their useful lives, which are primarily estimated to be three years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The Company evaluates goodwill for impairment annually in the fourth quarter of each year and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. Under the quantitative impairment test, if the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess, not to exceed the total amount of goodwill. For purposes of the annual impairment test, the Company has determined it has one reporting unit. There was no impairment of goodwill recorded during the years ended December 31, 2020, 2019 or 2018.

Intangible Assets

Intangible assets with finite lives arising from business combinations are initially recorded at fair value and amortized over their useful lives using the straight-line method. The estimated useful life for each acquired intangible asset class is as follows:

Asset Type	Useful Life
Developed technology	4 - 9 years
Customer relationships	3 - 13 years
Trade names	10 years
Product backlog	3 years

The Company records acquired in-process research and development as indefinite-lived intangible assets. Purchased intangible assets with indefinite lives are not amortized but assessed for potential impairment annually and when events or circumstances indicate that their carrying amounts might be impaired. There was no impairment of indefinite-lived intangible assets recorded during the years ended December 31, 2020, 2019 or 2018. On completion of the related development projects, the in-process research and development assets are reclassified to developed technology and amortized over their estimated useful lives.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends and changes in the Company’s business strategy. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. There were no events or changes in circumstances that indicated the Company’s long-lived assets were impaired during the years ended December 31, 2020, 2019 or 2018.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Debt Issuance Costs

Issuance costs incurred to obtain debt financing are deferred and amortized to interest expense using the effective interest method over the contractual term of the debt. Total deferred debt issuance costs incurred by the Company were $1.2 million, $6.0 million and $6.8 million related to the 2019 Credit Facilities, the 2018 Credit Facilities, and the 2016 Credit Facilities, respectively (discussed in Note 9). The carrying value of deferred debt issuance costs was $1.0 million and $1.2 million at December 31, 2020 and 2019 respectively, which is included as a reduction to long-term debt in the accompanying consolidated balance sheets.

Operating Leases

The Company leases office spaces and a data center under noncancelable lease terms, which are accounted for in accordance with ASC 842 (defined below), which was adopted by the Company on January 1, 2020. Determination of a leasing arrangement is performed at inception. Right-of-use assets represent the Company's right to use leased assets over the term of the lease, adjusted for lease incentives such as tenant improvements. Lease liabilities represent the Company's contractual obligation to make lease payments over the lease term. Right-of-use assets and lease liabilities are determined based on the present value of future lease payments using the interest rate implicit in the loan or, if that rate cannot be readily determined, the incremental borrowing rate. Incremental borrowing rates are determined for each lease based on the Company's borrowing rate adjusted for term differences and foreign currency risk.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense is included within sales and marketing expense in the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, advertising expenses were $5.3 million, $1.9 million and $1.5 million, respectively.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No time-based options were granted during the years ended December 31, 2020 and 2019. The following assumptions were used for time-based options granted during the year ended December 31, 2018:

	Year Ended December 31,
	2018
Risk-free rate	2.6% - 3.0%
Expected term	6.1	years
Dividend yield	—
Volatility	39% - 42%
Weighted-average grant date fair value of options granted during period	$4.84

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No awards subject to performance and market conditions were granted during the years ended December 31, 2020 and 2019. The following assumptions were used for awards subject to performance and market conditions that were granted during the year ended December 31, 2018:

Year Ended December 31,
2018
Risk-free rate	2.5% - 2.8%
Expected term	1.7 - 3.3	years
Dividend yield	—
Volatility	45% - 55%
Weighted-average grant date fair value of options granted during period	$2.29

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The Company’s temporary differences result primarily from net operating losses, stock compensation, deferred revenue, intangible assets and accrued expenses. Deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

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

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act until it was no longer an emerging growth company. On June 30, 2020, the last day of the Company’s second fiscal quarter in 2020, the market value of the Company’s common stock held by non-affiliates exceeded $700 million. Accordingly, the Company was deemed a large accelerated filer as of December 31, 2020 and can no longer take advantage of the

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extended timeline to comply with new or revised accounting standards applicable to public companies beginning with this Annual Report on Form 10-K.

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

Effective January 1, 2020, the Company adopted ASC 842 using the modified retrospective transition approach, which resulted in the recognition of right-of-use assets of $14.6 million and lease liabilities of $18.9 million. As part of applying the modified retrospective transition method, the Company elected to apply the package of transition practical expedients within the new guidance. As required by ASC 842, these expedients have been elected as a package and have been consistently applied across the Company’s lease portfolio. Given this election, the Company need not reassess the following:

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

In applying the modified retrospective transition method to these leases, the Company measured lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under ASC 840), as the leases contained no residual value guarantees. These lease liabilities have been measured using the Company’s incremental borrowing rates at the date of application. Additionally, right-of-use assets for these operating leases have been measured as the initial measurement of applicable lease liabilities adjusted for any prepaid/accrued rent and unamortized lease incentives. The adoption of ASC 842 did not have a material impact on the consolidated statements of cash flows or consolidated statements of operations and comprehensive loss. Expanded disclosures around the Company’s lease agreements under ASC 842 are included in Note 14 of these consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The FASB has also issued several ASUs to provide implementation guidance relating to ASU 2016-13, including ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, all of which the

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has considered when evaluating the impact of ASU 2016-13. Collectively, the Company refers to the amendments described herein as “ASC 326.”

Effective January 1, 2020, the Company adopted ASC 326 using the modified retrospective transition method, which resulted in an immaterial adjustment to retained earnings. The adoption did not have a material impact on the Company's consolidated statement of operations or consolidated statement of cash flows. ASC 326 also expands the required quantitative and qualitative disclosures surrounding expected credit losses, which are included in Note 4 of these consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. Effective January 1, 2020, the Company adopted ASU 2018-13. The adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires implementation costs incurred by customers in a cloud computing arrangement to be deferred over the noncancelable term of the cloud computing arrangement plus any optional renewal periods that (1) are reasonably certain to be exercised by the customer, or (2) for which exercise of the renewal option is controlled by the cloud service provider. For public companies, the effective date of this pronouncement is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the effective date of this pronouncement is for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. Effective January 1, 2020 the Company adopted ASU 2018-15 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides companies with temporary optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows companies to account for a modified contract as a continuation of an existing contract. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently in the process of evaluating ASU 2020-04 and its effect on its consolidated financial statements.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Revenue Recognition and Deferred Commissions

Disaggregation of Revenue

The following table presents revenue by category:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Subscription term-based licenses:
Multi-year subscription term-based licenses	$86,578	$113,151	$88,925
1-year subscription term-based licenses	57,966	48,255	44,743
Total subscription term-based licenses	144,544	161,406	133,668
Subscription SaaS and support and maintenance	79,587	63,939	51,323
Professional services and other	19,458	17,553	16,571
Total revenue	$243,589	$242,898	$201,562

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. In multi-year agreements, the Company generally invoices customers on an annual basis on each anniversary of the contract start date. Amounts anticipated to be billed within one year of the balance sheet date are recorded as contract assets, current; the remaining portion is recorded as contract assets, noncurrent in the consolidated balance sheets. The change in the total contract asset balance relates to entering into new multi-year contracts, billing on existing contracts and for the year ended December 31, 2020, recognition of the fair value of Symphonic contract assets acquired (see Note 7). The opening and closing balances of contract assets were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$86,010	$67,468	$60,662
Ending balance	73,791	86,010	67,468
Change	$(12,219)	$18,542	$6,806

Contract liabilities consist of customer billings in advance of revenue being recognized. The Company primarily invoices its customers for subscription arrangements annually in advance, though certain contracts require invoicing for the entire subscription in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent in the consolidated balance sheets. The opening and closing balances of contract liabilities included in deferred revenue were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$47,507	$35,367	$33,810
Ending balance	52,398	47,507	35,367
Change	$4,891	$12,140	$1,557

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the years ended

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Deferred revenue recognized as revenue	$44,800	$33,100	$31,391

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of December 31, 2020, the Company had $147.8 million of transaction price allocated to remaining performance obligations, of which 85% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$13,670	$11,033	$6,354
Additions to deferred commissions	10,304	9,060	9,981
Amortization of deferred commissions	(8,045)	(6,423)	(5,302)
Ending balance	$15,929	$13,670	$11,033

Deferred commissions, current	$6,604	$5,814	$3,746
Deferred commissions, noncurrent	9,325	7,856	7,287
Total deferred commissions	$15,929	$13,670	$11,033

4. Allowances for Expected Credit Losses

The following table presents the changes in the allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets

	Year Ended December 31, 2020
	(in thousands)
Beginning balance	$873	$—
Provision for credit losses, net of recoveries	5	107
Write-offs	(50)	(20)
Ending balance	$828	$87

5.       Fair Value of Financial Instruments

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$113,083	$—	$—	$113,083

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$47,858	$—	$—	$47,858

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 9).

6.       Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Computer equipment	$6,581	$5,729
Furniture and fixtures	3,887	3,757
Purchased computer software	785	785
Leasehold improvements	7,818	7,086
Other	448	448
Property and equipment, gross	19,519	17,805
Less: Accumulated depreciation	(10,073)	(6,622)
Property and equipment, net	$9,446	$11,183

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $3.7 million, $3.1 million and $2.2 million, respectively.

7.       Business Combinations

Symphonic Software Limited Acquisition

On October 31, 2020, the Company acquired 100% of the voting equity interest in Symphonic Software Limited (“Symphonic”). Symphonic is a leader in dynamic authorization for protecting APIs, data, apps and resources through identity. The purpose of this acquisition was to accelerate dynamic and intelligent authorization for enterprises pursuing Zero Trust identity-defined security.

The total purchase price was $28.8 million, net of cash acquired. An additional $0.4 million and $0.6 million is payable in common stock of the Company on December 31, 2021 and December 31, 2022, respectively, contingent on individuals remaining employed as of those dates and meeting certain performance conditions. As these payments are subject to the continued employment of those individuals, they will be recognized through compensation expense as incurred. See Note 12 for additional details.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	October 31, 2020	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$6,999	6 years
Product backlog	609	3 years
Customer relationships	246	3 years
Goodwill	21,341	Indefinite
Contract asset	1,387
Other assets	373
Total assets acquired	30,955
Deferred tax liability	(1,881)
Other liabilities	(253)
Total liabilities assumed	(2,134)
Net assets acquired, excluding cash	$28,821

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating Symphonic into the Ping Intelligent Identity Platform so enterprise customers can cover advanced authorization scenarios that go beyond typical user roles and entitlements. None of the goodwill is deductible for tax purposes. The Company incurred $1.1 million of acquisition-related expenses in conjunction with the Symphonic acquisition, which are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2020.

Additional information around the Symphonic acquisition, such as that related to income tax and other contingencies existing as of the acquisition date but unknown to the Company, may become known during the remainder of the measurement period, not to exceed one year from the acquisition date, which may result in changes to the amounts and allocations recorded.

ShoCard, Inc. Acquisition

On March 2, 2020, Ping Identity Corporation acquired 100% of the voting equity interest in ShoCard, Inc., a Delaware Corporation (“ShoCard”). ShoCard is a cloud-based mobile identity solution that offers identity services for verified claims. The purpose of this acquisition was to expand the Company’s identity proofing solutions.

The total purchase price was $5.5 million. An additional $3.1 million and $2.3 million of contingent compensation is payable in common stock of the Company on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates and other service conditions. As these payments are subject to the continued employment of those individuals, they will be recognized through compensation expense as incurred. See Note 12 for additional details.

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

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating ShoCard’s identity solution with the Company’s existing identity solutions. None of the goodwill is deductible for tax purposes. The Company incurred $0.6 million of acquisition-related expenses in conjunction with the ShoCard acquisition, which are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2020.

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

The total purchase price was $19.0 million, which included up-front cash consideration of $17.4 million that was funded with existing cash resources, and $1.6 million, of which $1.1 million and $0.5 million was payable on the first and second anniversary of the acquisition, respectively. During the year ended December 31, 2019, the Company paid the first anniversary payment of $1.1 million. During the year ended December 31, 2020, the Company paid the second anniversary payment of $0.5 million.

$4.8 million and $4.2 million of contingent compensation was payable on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates. As these payments were subject to the continued employment of those individuals, they were recognized through compensation expense as incurred. During the year ended December 31, 2019, the Company paid the first anniversary payment of $4.8 million. During the year ended December 31, 2020, the Company paid the second anniversary payment of $4.2 million.

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

Additional Acquisition Related Information

The operating results of Symphonic, ShoCard and Elastic Beam are included in the Company’s consolidated statements of operations from the date of acquisition. Revenue and earnings of Symphonic, ShoCard and Elastic Beam since their respective dates of acquisition and pro forma results of operations have not been prepared because the effect of the acquisitions were not material to the consolidated statements of operations.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2019 to December 31, 2020 were as follows (in thousands):

Beginning balance	$417,696
Additions to goodwill related to acquisitions	22,305
Foreign currency translation adjustment	1,149
Ending balance	$441,150

The Company’s intangible assets as of December 31, 2020 were as follows:

	December 31, 2020
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$119,450	$(55,826)	$63,624
Customer relationships	95,135	(33,724)	61,411
Trade names	56,718	(25,424)	31,294
Product backlog	642	(42)	600
Capitalized internal-use software	35,841	(12,949)	22,892
Other intangible assets	1,199	(598)	601
Total intangible assets	$308,985	$(128,563)	$180,422

The Company’s intangible assets as of December 31, 2019 were as follows:

	December 31, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$107,938	$(42,260)	$65,678
Customer relationships	94,875	(26,205)	68,670
Trade names	56,640	(19,754)	36,886
Capitalized internal-use software	21,881	(6,375)	15,506
Other intangible assets	1,077	(535)	542
Total intangible assets subject to amortization	282,411	(95,129)	187,282
In-process research and development	586	—	586
Total intangible assets	$282,997	$(95,129)	$187,868

The Company capitalized $14.0 million, $10.5 million and $6.3 million of internal-use software costs during the years ended December 31, 2020, 2019 and 2018, respectively, which included $0.7 million of stock-based compensation costs during the year ended December 31, 2020.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $33.6 million, $29.9 million and $28.6 million, respectively.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	December 31, 2020
(in thousands)
2021	$36,427
2022	34,572
2023	32,028
2024	28,510
2025	20,403
Thereafter	28,482
Total	$180,422

9.       Debt

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

In conjunction with entering into the 2018 Credit Facilities, the Company paid the remaining balance of its existing term loan facility and terminated its existing revolving credit facility, which resulted in a loss on extinguishment of debt of $9.8 million, included in the consolidated statements of operations for the year ended December 31, 2018. The 2018 Term Loan Facility bore interest at the option of the Company at a rate per annum equal to (a) an adjusted LIBO rate (with a floor of 1.00% per annum) plus an applicable margin of 3.75%, payable on the last day of the applicable interest period applicable thereto (“Eurodollar” loan), or (b) the alternate base rate (with a floor of 2.00% per annum) plus an applicable margin of 2.75%, payable quarterly in arrears the last business day of each March, June, September and December. The 2018 Term Loan Facility was borrowed as a Eurodollar loan.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2019 Credit Agreement contains certain customary events of default and customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company to incur additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions. In addition, under the terms of the 2019 Credit Agreement, the Company must adhere to certain financial covenants, including (i) a senior secured net leverage ratio, which shall not be more than 3.50 to 1.00, provided that the maximum ratio shall be increased to 4.00 to 1.00 during a fiscal year in which a Material Acquisition (as defined in the 2019 Credit Agreement) has been consummated, and (ii) a consolidated interest coverage ratio, which shall not be less than 3.50 to 1.00. As of December 31, 2020, the Company was in compliance with all financial covenants.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with entering into the 2019 Revolving Credit Facility, the Company paid all remaining balances of the 2018 Term Loan Facility and terminated the 2018 Revolving Credit Facility, which resulted in a loss on extinguishment of debt of $0.9 million, included in the consolidated statements of operations for the year ended December 31, 2019.

The Company recognized $2.2 million, $12.2 million and $14.9 million in interest expense during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, the Company’s outstanding long-term debt balance was $149.0 million and $50.9 million, respectively (net of debt issuance costs of $1.0 million and $1.2 million, respectively). Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During the years ended December 31, 2020, 2019 and 2018, the Company amortized $0.3 million, $0.7 million and $0.9 million of debt issuance costs, respectively.

Future principal payments on outstanding borrowings as of December 31, 2020 are as follows:

Year Ending December 31,	December 31, 2020
(in thousands)
2021	$—
2022	—
2023	—
2024	150,000
2025	—
Thereafter	—
Total	$150,000

10.     Income Taxes

The amounts of loss from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
United States	$(29,589)	$(12,707)	$(12,488)
Foreign	3,442	2,981	2,417
Loss before income taxes	$(26,147)	$(9,726)	$(10,071)

The income taxes of foreign subsidiaries not included in the U.S. tax group are presented based on a separate return basis for each tax-paying entity.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit (provision) for income taxes from continuing operations was as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Current
Federal	$(404)	$—	$(23)
State	90	(711)	(55)
Foreign	(318)	(446)	(225)
Total current expense	(632)	(1,157)	(303)
Deferred
Federal	11,441	3,266	1,416
State	1,784	5,280	(4,756)
Foreign	1,663	833	268
Total deferred benefit (expense)	14,888	9,379	(3,072)
Benefit (provision) for income taxes	$14,256	$8,222	$(3,375)

The benefit (provision) for income taxes from continuing operations differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Year Ended December 31,
	2020		2019		2018

	(dollars in thousands)
Statutory U.S. federal income taxes	$5,491	(21.0)%	$2,042	(21.0)%	$2,115	(21.0)%
State income taxes, net of federal taxes	2,145	(8.2)	482	(5.0)	405	(4.0)
Foreign taxes rate differential	80	(0.3)	49	(0.5)	18	(0.2)
Tax rate changes	303	(1.2)	2,726	(28.0)	(4,210)	41.8
Contingent deal consideration	(411)	1.6	(610)	6.3	(985)	9.8
Meals and entertainment	(254)	1.0	(826)	8.5	(706)	7.0
GILTI inclusion	(130)	0.5	(820)	8.4	(338)	3.4
Transaction costs	(125)	0.5	116	(1.2)	(134)	1.3
Stock-based compensation	5,021	(19.2)	293	(3.0)	—	—
Transportation costs	(116)	0.4	(120)	1.2	—	—
Withholding tax on foreign dividend	(366)	1.4	—	—	—	—
Return to provision	2,048	(7.8)	178	(1.8)	36	(0.4)
R&D credits	3,333	(12.7)	5,678	(58.4)	536	(5.3)
Uncertain tax positions	(1,598)	6.1	(920)	9.5	—	—
Change in valuation allowance	(1,370)	5.2	—	—	—	—
Other	205	(0.8)	(46)	0.5	(112)	1.1
Benefit (provision) for income taxes	$14,256	(54.5)%	$8,222	(84.5)%	$(3,375)	33.5%

Undistributed earnings of foreign subsidiaries were $3.6 million as of December 31, 2020. The Company considers the current earnings and any future foreign earnings to be indefinitely reinvested, and therefore does not record deferred taxes related to these earnings. Upon repatriation of earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to a dividends received deduction) and withholding taxes payable to certain foreign jurisdictions. Withholding taxes of less than $0.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2020.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets
Fixed assets and intangible assets	$96	$380
Tax credits (net of uncertain tax position)	12,546	8,845
Deferred share-based compensation	3,726	2,642
Loss and other carryforwards (net of uncertain tax position)	29,048	23,767
Operating lease liabilities	3,835	—
Other	149	1,433
Gross deferred tax assets	49,400	37,067
Valuation allowance	(4,577)	(1,812)
Net deferred tax asset	44,823	35,255
Deferred tax liabilities
Accruals and reserves	(1,357)	(508)
Fixed assets and intangible assets	(45,898)	(47,871)
Deferred revenue	(7,658)	(14,024)
Operating lease right-of-use assets	(2,474)	—
Other, net	(1,341)	(668)
Gross deferred tax liabilities	(58,728)	(63,071)
Net deferred tax liability	$(13,905)	$(27,816)

The components giving rise to the net deferred income tax liabilities detailed above have been included in the accompanying consolidated balance sheet at December 31, 2020 and 2019 as follows:

	December 31,
	2020	2019

	(in thousands)
Noncurrent deferred tax assets	$3,962	$2,755
Noncurrent deferred tax liabilities	(17,867)	(30,571)
Net deferred tax liability	$(13,905)	$(27,816)

At December 31, 2020, the Company had U.S. Federal net operating loss carryforwards of $109.1 million and foreign net operating loss carryforwards of $8.9 million. The U.S. net operating loss carryforwards, if not used, will begin expiring in 2034. Additionally, the Company had $8.0 million of U.S. research and development (“R&D”) credit carryforwards and $4.4 million of foreign R&D credit carryforwards, which if not used, will begin expiring in 2024 and 2030, respectively. Section 382 and Section 383 of the Internal Revenue Code contain provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership. The Company has completed an analysis of the historical changes in ownership, and has determined that $2.5 million of the net operating loss carryforward at December 31, 2020 will expire prior to utilization due to the Section 382 limitation. As such, the Company has established a valuation allowance against the deferred tax asset related to these net operating loss carryforwards. Additionally, a change in ownership could be triggered by subsequent sales of securities by the Company or its shareholders resulting in a limitation of the net operating loss and tax credit carryforwards in the future.

The Company has determined that it is more likely than not it will be unable to realize the full benefit of its deferred tax assets for R&D credit carryforwards in the U.S. prior to their expiration and has, therefore, established a valuation allowance offset against the associated deferred tax asset. Additionally, the Company has determined that it is more likely than not it will be unable to realize the full benefit of its deferred tax assets for net operating loss carryforwards attributed to foreign jurisdictions and has,

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

therefore, established a valuation allowance offset against the associated deferred tax asset. The valuation allowance for deferred tax assets was $4.6 million and $1.8 million at December 31, 2020 and 2019, respectively. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Valuation allowance at beginning of year	$1,812	$1,812	$1,812
Increases recorded to income tax provision	1,370	—	—
Increases recorded to acquisition purchase accounting	1,395	—	—
Valuation allowance at end of year	$4,577	$1,812	$1,812

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for the Company that remain subject to examination are:

	Years Under	Additional
	Examination	Open Years
Jurisdiction
U.S. Federal	None	2017 - 2019
United Kingdom	None	2015 - 2019
Canada	None	2015 - 2019
Australia	None	2015 - 2019
Israel	None	2018
France	None	2018 - 2019

Additionally, U.S. federal net operating losses and other foreign tax credits carried forward into open years may be subject to adjustment. The Company has evaluated its tax positions and has determined that it has certain unrecognized tax benefits. Accordingly, as of December 31, 2020 and 2019, the Company has reduced certain tax attributes to the extent they would be utilized to offset an unrecognized tax benefit. Changes in the unrecognized tax benefits during the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Unrecognized tax benefits at beginning of year	$1,091	$211	$292
Current year increase	1,598	920	—
Statute expiration	(94)	(41)	(78)
Currency	(1)	7	(13)
Tax rate changes	(2)	(6)	10
Unrecognized tax benefits at end of year	$2,592	$1,091	$211

The increase in unrecognized tax benefits in the year ended December 31, 2020 primarily related to uncertainty surrounding an IPO deduction benefit. The Company does not currently anticipate significant changes in its unrecognized tax benefits over the next 12 months. No interest or penalties for the Company’s unrecognized tax benefits were recorded for the years ended December 31, 2020, 2019 or 2018.

11. Stockholders’ Equity

On June 30, 2016, the Board of Directors and stockholders approved the Second Amended and Restated Certificate of Incorporation authorizing the Company to issue up to 85,000,000 shares of common stock

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 34,000,000 shares of preferred stock (each after giving effect to the stock split as described in Note 2), each with a par value of $0.001 per share. On September 5, 2019, in connection with the stock split, the Company’s Board of Directors and stockholders approved the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 85,000,000 shares to 500,000,000 shares and to increase the number of authorized shares of preferred stock from 34,000,000 shares to 50,000,000 shares. The par value of the common and preferred stock remained at $0.001 per share.

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

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of December 31, 2020 and December 31, 2019, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

12.     Stock-Based Compensation

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

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. At December 31, 2020, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 11,290,813 shares.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for all equity arrangements for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Subscription cost of revenue	$675	$141	$—
Professional services and other cost of revenue	397	80	—
Sales and marketing	4,467	1,407	726
Research and development	5,294	1,364	342
General and administrative	5,791	3,340	1,780
Total	$16,624	$6,332	$2,848

Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized in relation to internal-use software. Refer to Note 8 for additional details.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $21.74, $16.49 and $9.39, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $10.9 million, $0.7 million and $0.1 million, respectively. As of December 31, 2020, there was $42.0 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 3.2 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the year ended December 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2019	1,415,629	$16.46
Granted	1,676,952	21.74
Forfeited/canceled	(225,414)	17.64
Vested	(363,019)	16.80
Unvested as of December 31, 2020	2,504,148	$19.84

Stock Options

No options were granted during the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, the Company granted 1,413,251 time-based options and 706,628 options subject to performance and market conditions, both of which grant the holder the option to purchase common stock upon vesting. Time-based options vest over four years with 25% vesting one year after grant and the remainder vesting ratably on a quarterly basis thereafter. Options subject to performance and market conditions vest upon the sale of the business subject to certain conditions specified in the 2016 Plan. All options have a 10-year contractual life, and an option holder must be an employee of the Company at the date of sale of the business.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information for the year ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	5,945,878	$9.41	7.5	$88,520
Granted	—	—
Forfeited/canceled	(459,914)	9.72
Exercised	(1,441,348)	9.10		26,185
Outstanding as of December 31, 2020	4,044,616	$9.49	6.5	$77,454

As of December 31, 2020:
Vested and expected to vest	2,321,601	$9.55	6.5	$44,311
Vested and exercisable	1,737,519	$8.67	6.1	$34,693

As of December 31, 2020, unamortized stock-based compensation expense related to the time-based awards was $2.7 million and the remaining weighted-average vesting term was 1.8 years. In conjunction with the IPO, the Company modified the vesting conditions of these awards to provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista Equity Partners (“Vista”) realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. Though the recognition of the remaining unamortized stock-based compensation expense may be accelerated, acceleration was not probable as of December 31, 2020.

For the awards subject to performance and market conditions, unrecognized stock-based compensation expense as of December 31, 2019 was $5.3 million. In conjunction with the IPO, the Company modified the vesting conditions of these awards to provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. In accordance with ASC 718, the Company calculated the fair value of these options on the date of modification, noting an increase in the fair value from $5.1 million to $9.0 million on the date of modification, with the incremental increase in fair value representing additional unrecognized stock-based compensation expense. The following assumptions were used in calculating the fair value of these awards on the date of modification:

Risk-free rate	1.7%
Expected term	2.3	years
Dividend yield	—
Volatility	47.0%
Weighted-average fair value of modified options	$4.41

As of December 31, 2020, unamortized stock-based compensation expense related to the awards subject to performance and market conditions was $7.6 million. As these awards were not considered probable of meeting vesting requirements at December 31, 2020, no expense was recorded. During future reporting periods, if the awards are considered probable of meeting vesting requirements, the Company will begin recognizing the associated stock-based compensation expense of $7.6 million over the expected vesting period.

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Plan

In conjunction with the IPO, the Company amended its long-term incentive plan (“LTIP”) which could provide cash compensation to certain employees upon vesting and are thus liability-classified awards. Grants under the plan are expected to vest following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. The awards expire upon the earlier of (i) the sale of Vista’s shares of common stock of Ping Identity Holding Corp., or (ii) August 2, 2026. The Company will remeasure the fair value of the awards at each reporting period until the awards are settled, which includes the evaluation of the probability of the awards meeting vesting conditions. As of December 31, 2020, these awards were not considered probable of meeting the vesting requirements and accordingly, no expense was recorded. During future reporting periods, if the awards are considered to be probable of meeting vesting requirements, the Company will begin recognizing the associated compensation expense of at least $17.9 million over the expected vesting period.

Other Liability-Classified Awards

In conjunction with the Symphonic acquisition (Note 7), the Company issued liability-classified awards to certain individuals with a stated value of $0.4 million and $0.6 million that vest on December 31, 2021 and December 31, 2022, respectively, and are subject to continuous service and other performance conditions. The liability-classified awards will be settled with a variable number of shares of the Company’s common stock at each vesting date based on the satisfaction of such conditions. Additionally, in conjunction with the ShoCard acquisition (Note 7), the Company issued liability-classified awards to certain individuals with a stated value of $3.1 million and $2.3 million that vest on the first and second anniversary of the acquisition, respectively, and are subject to continuous service and other conditions. The liability-classified awards will be settled with a variable number of shares of the Company’s common stock at each anniversary date based on the satisfaction of such conditions.

During the year ended December 31, 2020, the Company recognized $2.6 million of stock-based compensation expense related to its liability-classified awards.

13.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which owned a majority of the Company during the years ended December 31, 2019 and 2018. During the year ended December 31, 2020, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of December 31, 2020, however, Vista was deemed a related party in accordance with ASC 850 as it continued to be a principal owner of the Company. During the years ended December 31, 2020, 2019 and 2018, the Company paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for Vista were $0.4 million, $1.2 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue of $0.5 million, $0.6 million and $1.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $0.9 million and $1.1 million in accounts receivable related to these agreements at December 31, 2020 and 2019, respectively.

As discussed in Note 9, the Company entered into the 2018 Term Loan Facility and 2018 Revolving Credit Facility on January 25, 2018 with a consortium of lenders for a principal amount of $250.0 million and principal committed amount of $25.0 million, respectively. At December 31, 2019, affiliates of Vista no longer held a portion of the Company’s outstanding debt, however, during the years ended December 31, 2019 and 2018, affiliates of Vista were paid $34.8 million and $0.2 million in principal, respectively,

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $1.7 million and $1.9 million in interest on the portion of the 2018 Term Loan Facility, respectively, held by them.

14. Operating Leases

The Company leases office spaces and a data center under noncancelable lease terms. These leases have a remaining lease term of up to ten years, with a small number of office spaces that are month-to-month and accounted for as short-term leases in accordance with ASC 842-20-25-2. The Company has not recognized renewal options as part of its right-of-use assets and lease liabilities, as renewal options have not been reasonably certain of exercise or occurrence at lease commencement. Additionally, these leasing arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

The following tables present components of lease cost recorded in the consolidated statement of operations and supplemental information as of and for the year ended December 31, 2020.

Year Ended December 31,
2020
(in thousands)
Lease costs:
Operating lease costs	$3,716
Short-term lease costs	407
Variable lease costs	2,060
Total lease costs	$6,183

Year Ended December 31,
2020
(in thousands)
Other information:
Cash paid for the amounts included in the measurement of lease liabilities within operating cash flows	$4,005

	December 31,
	2020
Weighted-average:
Remaining lease term	5.1	years
Discount rate	3.7%

As of December 31, 2020, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ending December 31,	December 31, 2020
(in thousands)
2021	$4,681
2022	4,656
2023	4,723
2024	4,346
2025	2,961
Thereafter	1,878
Total lease payments	23,245
Less: imputed interest	(2,053)
Total operating lease liability	$21,192

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following table summarizes the future minimum lease payments related to operating leases as of December 31, 2019 under ASC 840.

Year Ending December 31,	December 31, 2019
(in thousands)
2020	$3,819
2021	3,774
2022	3,785
2023	3,839
2024	3,712
Thereafter	3,606
Total	$22,535

Rent expense under noncancelable operating leases totaled $3.6 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively.

15.     Commitments and Contingencies

Letters of Credit

As of December 31, 2020 and 2019, the Company had outstanding letters of credit under an office lease agreement that totaled $0.8 million and $0.7 million, respectively, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at December 31, 2020 and 2019.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of December 31, 2020 were approximately $16.3 million for periods through 2023.

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

The Company made contributions to its employee benefit plans of $3.0 million, $2.7 million and $2.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

16. Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per share amounts)
Numerator:
Net loss	$(11,891)	$(1,504)	$(13,446)
Denominator:
Weighted-average common stock outstanding - basic and diluted	80,430	68,906	65,002
Net loss per share:
Basic and diluted	$(0.15)	$(0.02)	$(0.21)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
RSUs	2,504	1,416	37
Stock options	2,322	3,958	4,263
Other awards	206	—	—
Total antidilutive shares	5,032	5,374	4,300

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     Condensed Financial Information of Registrant (Parent Company Only)

Ping Identity Holding Corp.
(Parent Company Only)
Condensed Balance Sheets
(In thousands, except share amounts)
	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Noncurrent assets:
Investment in subsidiaries	721,110	710,471
Total noncurrent assets	721,110	710,471
Total assets	$721,110	$710,471
Liabilities and stockholders' equity
Current liabilities:
Current liabilities	$—	$—
Total current liabilities	—	—
Noncurrent liabilities:
Liabilities, noncurrent	—	—
Total noncurrent liabilities	—	—
Total liabilities	—	—
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued or outstanding at December 31, 2020 or December 31, 2019	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at December 31, 2020 and December 31, 2019; 81,163,896 and 79,632,500 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	81	80
Additional paid-in capital	739,051	718,446
Accumulated other comprehensive income (loss)	1,373	(399)
Accumulated deficit	(19,395)	(7,656)
Total stockholders' equity	721,110	710,471
Total liabilities and stockholders' equity	$721,110	$710,471

PING IDENTITY HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ping Identity Holding Corp.
(Parent Company Only)
Condensed Statements of Operations
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$—
Operating expenses	—	—	—
Income from operations	—	—	—
Other income (expense), net	—	—	—
Income before income taxes and equity in net income of subsidiaries	—	—	—
Benefit for income taxes	—	—	—
Equity in net loss of subsidiaries	(11,891)	(1,504)	(13,446)
Net loss	$(11,891)	$(1,504)	$(13,446)

Ping Identity Holding Corp.
(Parent Company Only)
Condensed Statements of Comprehensive Loss
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Net loss	$(11,891)	$(1,504)	$(13,446)
Other comprehensive income (loss), net of tax:
Subsidiaries' other comprehensive income (loss)	1,772	388	(901)
Total other comprehensive income (loss)	1,772	388	(901)
Comprehensive loss	$(10,119)	$(1,116)	$(14,347)

Basis of Presentation

Parent is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. Parent has no direct outstanding debt obligations. However, Ping Identity Corporation, a wholly owned subsidiary, is limited in its ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to the Parent as borrower under its 2018 Credit Facilities and, upon the refinancing of its debt, as borrower under its 2019 Credit Facilities. For a discussion of the 2018 Credit Facilities, the 2019 Credit Facilities and their associated dividend restrictions, refer to Note 9.

These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent’s investments in subsidiaries are presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Parent had no material operating, investing, or financing cash flow activities for the years ended December 31, 2020, 2019 or 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm, as stated in their attestation report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.

Code of Ethics

On September 23, 2019 we adopted, and on November 3, 2020 we most recently amended, our Code of Ethics, which applies to all employees, including our principal executive officer, our principal financial officer, our principal accounting officer and all other executive officers, and applies to all directors. The Code of Ethics is available on our website at investor.pingidentity.com under “Governance.” The Audit Committee of our Board is responsible for enforcing compliance with the Code of Ethics and must approve any waivers of the Code of Ethics for executive officers and directors. Our Chief Legal Officer must approve waivers of the Code of Ethics for all other persons. We expect that any amendments to the Code of Ethics, or any waivers of its requirements, will be disclosed on our website or via other disclosure measures permitted under applicable law and/or the NYSE listing standards, as required by applicable law or the NYSE listing standards.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.

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

4.2	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report filed with the SEC on Form 10-K on March 4, 2020).
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

10.14

Sixth Amendment to Lease Agreement, dated as of July 9, 2019, by and between FSP 1001 17th Street LLC, as landlord and Ping Identity Corporation, as tenant (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report filed with the SEC on Form 10-K on March 4, 2020).

10.15

Seventh Amendment to Lease Agreement, dated as of December 31, 2019, by and between FSP 1001 17th Street LLC, as landlord and Ping Identity Corporation, as tenant  (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report filed with the SEC on Form 10-K on March 4, 2020).

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

10.26+

First Amendment to the Credit Agreement, dated August 11, 2020, by and among Roaring Fork Intermediate, LLC, Ping Identity Corporation, the other loan parties party thereto, each of the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders, filed herewith (incorporated by reference to the Company’s Quarterly Report filed with the SEC on Form 10-Q on August 12, 2020).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/Andre Durand Andre Durand	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Andre Durand Andre Durand	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
/s/Raj Dani Raj Dani	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
/s/Adriana Carpenter Adriana Carpenter	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
/s/Rod Aliabadi Rod Aliabadi	Director	February 24, 2021
/s/David A. Breach David A. Breach	Director	February 24, 2021
/s/Clifford Chiu Clifford Chiu	Director	February 24, 2021
/s/Michael Fosnaugh Michael Fosnaugh	Director	February 24, 2021
/s/Lisa Hook Lisa Hook	Director	February 24, 2021
/s/Paul E. Martin Paul E. Martin	Director	February 24, 2021
/s/John McCormack John McCormack	Director	February 24, 2021
/s/Yancey L. Spruill Yancey L. Spruill	Director	February 24, 2021
/s/Martin Taylor Martin Taylor	Director	February 24, 2021