Form 10-Q
period 2021-03-31
Ping Identity Holding Corp.
filed 2021-05-05
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

On April 30, 2021, the Registrant had 82,031,979 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$55,003	$145,733
Accounts receivable, net of allowances of $652 and $828 at March 31, 2021 and December 31, 2020, respectively	65,702	82,335
Contract assets, current (net of allowance)	61,562	62,503
Deferred commissions, current	6,819	6,604
Prepaid expenses	15,250	17,608
Other current assets	1,840	1,940
Total current assets	206,176	316,723
Noncurrent assets:
Property and equipment, net	9,134	9,446
Goodwill	441,352	441,150
Intangible assets, net	175,502	180,422
Contract assets, noncurrent (net of allowance)	8,119	11,288
Deferred commissions, noncurrent	9,715	9,325
Deferred income taxes, net	3,997	3,962
Operating lease right-of-use assets	14,808	15,619
Other noncurrent assets	3,327	2,516
Total noncurrent assets	665,954	673,728
Total assets	$872,130	$990,451
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$571	$2,795
Accrued expenses and other current liabilities	8,026	7,339
Accrued compensation	12,948	17,170
Deferred revenue, current	45,993	49,203
Operating lease liabilities, current	4,065	3,979
Total current liabilities	71,603	80,486
Noncurrent liabilities:
Deferred revenue, noncurrent	3,359	3,195
Long-term debt	39,076	149,014
Deferred income taxes, net	14,334	17,867
Operating lease liabilities, noncurrent	16,173	17,213
Other liabilities, noncurrent	1,565	1,566
Total noncurrent liabilities	74,507	188,855
Total liabilities	146,110	269,341
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 or December 31, 2020	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 81,475,176 and 81,163,896 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	81	81
Additional paid-in capital	759,645	739,051
Accumulated other comprehensive income	1,623	1,373
Accumulated deficit	(35,329)	(19,395)
Total stockholders' equity	726,020	721,110
Total liabilities and stockholders' equity	$872,130	$990,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	$64,216	$56,818
Professional services and other	4,728	4,594
Total revenue	68,944	61,412
Cost of revenue:
Subscription (exclusive of amortization shown below)	9,414	7,109
Professional services and other (exclusive of amortization shown below)	5,583	4,013
Amortization expense	5,809	4,602
Total cost of revenue	20,806	15,724
Gross profit	48,138	45,688
Operating expenses:
Sales and marketing	25,549	22,190
Research and development	21,702	12,214
General and administrative	14,455	11,515
Depreciation and amortization	4,365	4,249
Total operating expenses	66,071	50,168
Loss from operations	(17,933)	(4,480)
Other income (expense):
Interest expense	(396)	(506)
Other income (expense), net	(872)	(1,250)
Total other income (expense)	(1,268)	(1,756)
Loss before income taxes	(19,201)	(6,236)
Benefit for income taxes	3,267	1,944
Net loss	$(15,934)	$(4,292)
Net loss per share:
Basic and diluted	$(0.20)	$(0.05)
Weighted-average shares used in computing net loss per share:
Basic and diluted	81,339	79,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(15,934)	$(4,292)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	250	(1,015)
Total other comprehensive income (loss)	250	(1,015)
Comprehensive loss	$(15,684)	$(5,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended March 31, 2021:

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit)	Equity
Balances at December 31, 2020	81,163,896	$81	$739,051	$1,373	$(19,395)	$721,110
Net loss	—	—	—	—	(15,934)	(15,934)
Stock-based compensation	—	—	16,300	—	—	16,300
Reclassification of liability-classified awards upon settlement	—	—	3,089			3,089
Exercise of stock options, net of tax withholding	198,105	—	1,770	—	—	1,770
Vesting of restricted stock, net of tax withholding	113,175	—	(565)	—	—	(565)
Foreign currency translation adjustments, net of tax	—	—	—	250	—	250
Balances at March 31, 2021	81,475,176	$81	$759,645	$1,623	$(35,329)	$726,020

Three Months Ended March 31, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	79,632,500	$80	$718,446	$(399)	$(7,656)	$710,471
Cumulative-effect adjustment for adoption of ASU 2016-13					152	152
Net loss	—	—	—	—	(4,292)	(4,292)
Stock-based compensation	—	—	2,600	—	—	2,600
Exercise of stock options, net of tax withholding	273,444	—	135	—	—	135
Vesting of restricted stock	17,170	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	(1,015)	—	(1,015)
Balances at March 31, 2020	79,923,114	$80	$721,181	$(1,414)	$(11,796)	$708,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(15,934)	$(4,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,174	8,851
Stock-based compensation expense	16,939	2,857
Amortization of deferred commissions	2,329	2,102
Amortization of deferred debt issuance costs	62	62
Operating leases, net	(142)	59
Deferred taxes	(3,546)	(2,050)
Other	(10)	282
Changes in operating assets and liabilities:
Accounts receivable	16,640	13,030
Contract assets	4,128	797
Deferred commissions	(2,934)	(1,536)
Prepaid expenses and other current assets	2,466	4,822
Other assets	(820)	49
Accounts payable	(2,013)	2,734
Accrued compensation	(1,865)	(6,222)
Accrued expenses and other	1,659	1,104
Deferred revenue	(3,046)	(9,164)
Net cash provided by operating activities	24,087	13,485
Cash flows from investing activities
Purchases of property and equipment and other	(953)	(1,094)
Capitalized software development costs	(3,974)	(3,299)
Payments for business acquisitions, net of cash acquired	—	(4,703)
Net cash used in investing activities	(4,927)	(9,096)
Cash flows from financing activities
Payment of Symphonic and ShoCard holdbacks	(993)	—
Payment of offering costs	—	(295)
Proceeds from stock option exercises	1,770	1,309
Payment for tax withholding on equity awards	(565)	(1,205)
Proceeds from long-term debt	—	97,823
Payment of long-term debt	(110,000)	—
Net cash provided by (used in) financing activities	(109,788)	97,632
Effect of exchange rates on cash and cash equivalents and restricted cash	(111)	(645)
Net increase (decrease) in cash and cash equivalents and restricted cash	(90,739)	101,376
Cash and cash equivalents and restricted cash
Beginning of period	146,499	68,386
End of period	$55,760	$169,762
Supplemental disclosures of cash flow information:
Cash paid for interest	$339	$514
Cash paid for taxes	215	157
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$42	$107
Reclassification of liability-classified awards upon settlement	3,089	—
Acquisition-related accruals	—	226
Lease liabilities arising from right-of-use assets	—	794
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$55,003	$169,022
Restricted cash included in other noncurrent assets	757	740
Total cash and cash equivalents and restricted cash	$55,760	$169,762

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, of comprehensive loss, of cash flows and of stockholders’ equity for the three months ended March 31, 2021 and 2020 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, determining the fair values of assets acquired and liabilities assumed in business combinations, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, establishing allowances for expected credit losses based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

that are believed to be reasonable. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic.

2.       Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2021. The following describes the impact of certain policies.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. Effective January 1, 2021, the Company adopted ASU 2019-12. The adoption did not have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides companies with temporary optional financial reporting alternatives to ease the potential burden in accounting for reference rate reform and includes a provision that allows companies to account for a modified contract as a continuation of an existing contract. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Adoption of ASU 2020-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3.       Revenue Recognition and Deferred Commissions

The Company recognizes revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2021	2020

Subscription term-based licenses:
Multi-year subscription term-based licenses	$23,838	$23,988
1-year subscription term-based licenses	17,344	14,149
Total subscription term-based licenses	41,182	38,137
Subscription SaaS and support and maintenance	23,034	18,681
Professional services and other	4,728	4,594
Total revenue	$68,944	$61,412

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended March 31,
	2021	2020

United States	$53,871	$43,029
International	15,073	18,383
Total revenue	$68,944	$61,412

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended March 31, 2021 or 2020.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation, typically for multi-year arrangements. In multi-year agreements, the Company generally invoices customers on an annual basis on each anniversary of the contract start date. Amounts anticipated to be billed within one year of the balance sheet date are recorded as contract assets, current; the remaining portion is recorded as contract assets, noncurrent in the condensed consolidated balance sheets. The change in the total contract asset balance relates to entering into new multi-year contracts and billing on existing contracts. The opening and closing balances of contract assets were as follows:

	Three Months Ended March 31,
	2021	2020

Beginning balance	$73,791	$86,010
Ending balance	69,681	85,150
Change	$(4,110)	$(860)

Contract liabilities consist of customer billings in advance of revenue being recognized. The Company primarily invoices its customers for subscription arrangements annually in advance, though certain contracts require invoicing for the entire subscription in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent in the condensed consolidated balance sheets. The opening and closing balances of contract liabilities included in deferred revenue were as follows:

	Three Months Ended March 31,
	2021	2020

Beginning balance	$52,398	$47,507
Ending balance	49,352	38,343
Change	$(3,046)	$(9,164)

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended March 31,
	2021	2020

Deferred revenue recognized as revenue	$25,935	$22,968

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of March 31, 2021, the Company had $175.5 million of transaction price allocated to remaining performance obligations, of which 83% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Beginning balance	$15,929	$13,670
Additions to deferred commissions	2,934	1,536
Amortization of deferred commissions	(2,329)	(2,102)
Ending balance	$16,534	$13,104

Deferred commissions, current	$6,819	$5,303
Deferred commissions, noncurrent	9,715	7,801
Total deferred commissions	$16,534	$13,104

4. Allowances for Expected Credit Losses

The following table presents the changes in allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets

	Three Months Ended March 31, 2021
	(in thousands)
Beginning balance	$828	$87
Provision for credit losses, net of recoveries	(21)	(7)
Write-offs	(155)	—
Ending balance	$652	$80

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.       Fair Value of Financial Instruments

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

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$5,000	$—	$—	$5,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$113,083	$—	$—	$113,083

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 9).

6.       Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Computer equipment	$7,163	$6,581
Furniture and fixtures	3,885	3,887
Purchased computer software	785	785
Leasehold improvements	7,866	7,818
Other	448	448
Property and equipment, gross	20,147	19,519
Less: Accumulated depreciation	(11,013)	(10,073)
Property and equipment, net	$9,134	$9,446

Depreciation expense was $0.9 million for each of the three months ended March 31, 2021 and 2020.

7.       Business Combinations

Symphonic Software Limited Acquisition

On October 31, 2020, the Company acquired 100% of the voting equity interest in Symphonic Software Limited (“Symphonic”). Symphonic is a leader in dynamic authorization for protecting APIs, data, apps

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

ShoCard, Inc. Acquisition

On March 2, 2020, the Company acquired 100% of the voting equity interest in ShoCard, Inc., a Delaware Corporation (“ShoCard”). ShoCard is a cloud-based mobile identity solution that offers identity services for verified claims. The purpose of this acquisition was to expand the Company’s identity proofing solutions.

The total purchase price was $5.5 million. An additional $3.1 million and $2.3 million of contingent compensation was payable in common stock of the Company on the first and second anniversary of the acquisition, respectively, contingent on certain individuals remaining employed as of those dates and other service conditions. As these payments are subject to the continued employment of those individuals, they will be recognized through compensation expense as incurred. On March 2, 2021, the Company settled the first portion of contingent compensation payable. See Note 12 for additional details.

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

Additional Acquisition Related Information

The operating results of Symphonic and ShoCard are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition. Revenue and earnings of Symphonic and ShoCard since their respective dates of acquisition and pro forma results of operations have not been prepared because the effect of the acquisitions were not material to the condensed consolidated statements of operations.

8.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2020 to March 31, 2021 were as follows (in thousands):

Beginning balance	$441,150
Foreign currency translation adjustment	202
Ending balance	$441,352

The Company’s intangible assets as of March 31, 2021 were as follows:

	March 31, 2021
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$119,516	$(59,508)	$60,008
Customer relationships	95,137	(35,625)	59,512
Trade names	56,734	(26,842)	29,892
Product backlog	648	(105)	543
Capitalized internal-use software	39,974	(15,056)	24,918
Other intangible assets	1,290	(661)	629
Total intangible assets	$313,299	$(137,797)	$175,502

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

The Company capitalized $4.2 million and $3.3 million of internal-use software costs during the three months ended March 31, 2021 and 2020, respectively, which included $0.2 million and $0.0 million of stock-based compensation costs, respectively.

Amortization expense for the three months ended March 31, 2021 and 2020 was $9.3 million and $7.9 million, respectively.

As of March 31, 2021, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	March 31, 2021
(in thousands)
2021 (remaining nine months)	$37,104
2022	35,080
2023	32,297
2024	28,664
2025	17,423
Thereafter	24,934
Total	$175,502

9.       Debt

In December 2019, Roaring Fork Intermediate, LLC and Ping Identity Corporation, each a wholly-owned subsidiary of Ping Identity Holding Corp., and certain of their subsidiaries, entered into a credit agreement (the “Credit Agreement”) with the financial institutions identified therein as lenders, including Bank of America, N.A., as administrative agent, and BofA Securities, Inc. and RBC Capital Markets as joint lead arrangers. The Credit Agreement provides for a senior revolving line of credit in a principal committed amount of $150.0 million (the “Revolving Credit Facility”), with the option to request incremental term loan facilities in a minimum amount of $10 million for each facility if certain conditions are met. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company, and borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The Credit Agreement contains certain customary events of default and customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company to incur additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions.  In addition, under the terms of the Credit Agreement, the Company must adhere to certain financial covenants, including (i) a senior secured net leverage ratio, which shall not be more than 3.50 to 1.00, provided that the maximum ratio shall be increased to 4.00 to 1.00 during a fiscal year in which a Material Acquisition (as defined in the Credit Agreement) has been consummated, and (ii) a consolidated interest coverage ratio, which

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

shall not be less than 3.50 to 1.00. As of March 31, 2021, the Company was in compliance with all financial covenants.

The wholly owned indirect subsidiary, Ping Identity Corporation, as borrower under the Credit Agreement, is limited in its ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to Ping Identity Holding Corp. (as the Parent), subject to limited exceptions, including (1) stock repurchases from current or former employees, officers or directors in an amount not to exceed $5 million, (2) unlimited amounts subject to compliance with its financial covenants for the most recently ended four quarters as well as a 6.00 to 1.00 total net leverage ratio for the most recently ended four quarters, both after giving pro forma effect to any distribution, (3) unlimited amounts up to the greater of $19.5 million in the aggregate or 15% of EBITDA for the most recently ended four quarters and (4) payment of certain of the Parent's overhead expenses.

The Revolving Credit Facility matures on December 12, 2024 and bears interest at the option of the Company at a rate per annum equal to either (i) a base rate, which is equal to the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% and (c) the adjusted LIBO rate for a one month interest period plus 1%, or (ii) the adjusted LIBO rate equal to the LIBO rate for the interest period multiplied by the statutory reserve rate, plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement), which ranges from (i) 0.25% to 1.0% per annum for base rate loans and (ii) 1.25% to 2.0% per annum for LIBO rate loans, in each case, depending on the senior secured net leverage ratio. The interest rate as of March 31, 2021 was 1.4%. The Company will also pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% of the average daily amount of the available amount to be borrowed under the Credit Agreement per annum, based on the senior secured net leverage ratio.

Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed.  No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

For the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million and $0.4 million in interest expense, respectively.

As of March 31, 2021 and December 31, 2020, the Company’s outstanding long-term debt balance representing borrowings under the Credit Agreement was $39.1 million and $149.0 million, respectively, net of debt issuance costs of $0.9 million and $1.0 million, respectively. Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During each of the three months ended March 31, 2021 and 2020, the Company amortized $0.1 million of debt issuance costs.

Future principal payments on outstanding borrowings as of March 31, 2021 are as follows:

Year Ending December 31,	March 31, 2021
(in thousands)
2021 (remaining nine months)	$—
2022	—
2023	—
2024	40,000
2025	—
Thereafter	—
Total	$40,000

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.    Income Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded $3.3 million and $1.9 million as its benefit for income taxes, respectively. The Company’s calculation of its benefit for income taxes is dependent in part on forecasts of full-year results and key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is also subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments.  The increase in the tax benefit for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily relates to a larger expected pre-tax loss in 2021 as compared to 2020, along with an increase in R&D and other credits recorded in the three months ended March 31, 2021. These increases were partially offset by a valuation allowance recorded against our deferred tax assets in the three months ended March 31, 2021.

11.     Stockholders’ Equity

Common stock

The Company’s Third Amended and Restated Certificate of Incorporation, which the Board of Directors approved on September 18, 2019 and the stockholders approved on September 23, 2019, authorizes issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share. The common stock confers upon its holders the right to vote on all matters to be voted on by the stockholders of the Company (with each share representing one vote) and to ratably participate in any distribution of dividends or payments in the event of liquidation or dissolution on a per share basis. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of March 31, 2021 and December 31, 2020, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

12.     Stock-Based Compensation

On June 30, 2016, the Company established the 2016 Stock Option Plan (the ‘‘2016 Plan’’). The 2016 Plan provides for grants of restricted stock units and stock options to executives, directors, consultants, advisors and key employees which allow option holders to purchase stock in Ping Identity Holding Corp. The Company has 6,800,000 shares of common stock reserved for issuance under the 2016 Plan. Following the Company’s initial public offering (“IPO”), no additional awards are granted under the 2016 Plan.

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. At March 31, 2021, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 14,131,549 shares.

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020

Subscription cost of revenue	$535	$146
Professional services and other cost of revenue	591	84
Sales and marketing	4,198	797
Research and development	8,512	888
General and administrative	3,103	942
Total	$16,939	$2,857

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized in relation to internal-use software. Refer to Note 8 for additional details.

Long-Term Incentive Plan

In conjunction with the Company’s IPO, the Company amended its long-term incentive plan (“LTIP”) which provided for cash compensation to certain employees upon vesting of the related awards, and thus, these awards were liability-classified. Grants under the plan were expected to vest following both (i) the IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista Equity Partner’s (“Vista”) realized cash return on its investment in the Company equaling or exceeding $1.491 billion. In the first quarter of 2021, the Company offered employees with LTIP grants the opportunity to convert those awards into restricted stock units (“RSUs”) under the 2019 Omnibus Incentive Plan. Upon conversion, approximately half of the RSUs would solely be subject to time-based restrictions and would vest on April 1, 2021 and the remainder would be subject to performance and market conditions consistent with those of the LTIP grants outlined above. All employees elected to convert their outstanding LTIP grants to RSUs, resulting in grants totaling 948,250 shares.

The conversion of the previously outstanding LTIP grants into time-based vesting RSUs resulted in the recognition of $12.4 million of stock-based compensation expense during the three months ended March 31, 2021. As of March 31, 2021, the RSUs subject to performance and market conditions were not considered probable of meeting vesting requirements and accordingly, no expense was recorded. These awards are discussed in more detail below.

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

Additionally, in conjunction with the ShoCard acquisition (Note 7), the Company issued liability-classified awards to certain individuals with a stated value of $3.1 million and $2.3 million that vest on the first and second anniversary of the acquisition, respectively, and are subject to continuous service and other conditions. The liability-classified awards will be settled with a variable number of shares of the

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company’s common stock at each anniversary date based on the satisfaction of such conditions. On March 2, 2021, the Company settled the first $3.1 million of these liability-classified awards, resulting in the issuance of 123,192 shares. Upon issuance, the associated $3.1 million liability was reclassified from Accrued compensation to Common stock and Additional paid-in capital on the condensed consolidated balance sheets.

During the three months ended March 31, 2021 and 2020, the Company recognized $0.8 million and $0.3 million of stock-based compensation expense, respectively, related to these awards.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. Additionally, the Company granted time-based vesting RSUs converted from the previously outstanding cash-based LTIP grants and those issued in connection with the ShoCard acquisition. The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2021 and 2020 was $26.66 and $24.28, respectively. The total intrinsic value of RSUs that vested during the three months ended March 31, 2021 and 2020 was $3.5 million and $0.4 million, respectively. As of March 31, 2021, there was $38.0 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting period of 2.9 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2020	2,504,148	$19.84
Granted	127,767	25.19
Converted from LTIP grant	474,095	27.06
Forfeited/canceled	(59,342)	18.26
Vested	(134,621)	25.03
Unvested as of March 31, 2021	2,912,047	$21.04

Performance Stock Units

As previously discussed, during the three months ended March 31, 2021, the Company granted 948,250 restricted stock units in connection with the conversion of previously outstanding LTIP grants, with 474,155 of these restricted stock units subject to performance and market conditions (“PSUs”). These PSUs are expected to vest following both (i) registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. These awards were valued at the date of grant at $19.94 per share using a Monte Carlo simulation.

As of March 31, 2021, 474,155 PSUs remain unvested and unrecognized stock-based compensation expense for these PSUs was $9.5 million. As of March 31, 2021, these awards were not considered probable of meeting vesting requirements and accordingly, no expense was recorded. During future reporting periods, if the awards are considered probable of meeting vesting requirements, the Company will begin recognizing the associated stock-based compensation expense over the expected vesting period.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

No stock options were granted during the three months ended March 31, 2021 or 2020. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,044,616	$9.49	6.5	$77,454
Granted	—	—
Forfeited/canceled	—	—
Exercised	(198,105)	8.93		4,666
Outstanding as of March 31, 2021	3,846,511	$9.52	6.2	$47,740

As of March 31, 2021:
Vested and expected to vest	2,123,496	$9.61	6.3	$26,158
Vested and exercisable	1,632,524	$8.80	5.9	$21,435

As of March 31, 2021, unamortized stock-based compensation expense related to the time-based awards was $2.3 million, which will be recognized over the remaining weighted-average vesting term of 1.6 years. The vesting of these time-based awards may accelerate and the stock options will become exercisable following both (i) the IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. Though the recognition of the remaining unamortized stock-based compensation expense may be accelerated, acceleration was not probable as of March 31, 2021.

For the options subject to performance and market conditions, unrecognized stock-based compensation expense as of March 31, 2021 was $7.6 million. The vesting conditions of these awards provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. As of March 31, 2021, these awards were not considered probable of meeting vesting requirements and accordingly, no expense was recorded. During future reporting periods, if the awards are considered probable of meeting vesting requirements, the Company will begin recognizing the associated stock-based compensation expense of $7.6 million over the expected vesting period.

13.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which previously owned a majority of the Company. During the year ended December 31, 2020, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of December 31, 2020. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. During the three months ended March 31, 2021 and 2020, the Company paid for consulting services and other expenses related to services provided by Vista and Vista affiliates. The total expenses incurred by the Company for Vista were $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The Company also has revenue arrangements with Vista affiliates. The Company recognized revenue of $0.9 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company had $0.1 million and $0.9 million in accounts receivable related to these agreements at March 31, 2021 and December 31, 2020, respectively.

14.     Commitments and Contingencies

Letters of Credit

As of March 31, 2021 and December 31, 2020, the Company had outstanding letters of credit under an office lease agreement that totaled $0.8 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at March 31, 2021 and December 31, 2020.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of March 31, 2021 were approximately $14.4 million for periods through 2024.

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

The Company made contributions to its employee benefit plans of $0.9 million and $0.8 million during the three months ended March 31, 2021 and 2020, respectively.

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

15.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss	$(15,934)	$(4,292)
Denominator:
Weighted-average common stock outstanding - basic and diluted	81,339	79,743
Net loss per share:
Basic and diluted	$(0.20)	$(0.05)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2021	2020

RSUs	2,912	1,386
Stock options	2,123	3,419
Other awards	128	270
Total antidilutive shares	5,163	5,075

16.     Subsequent Events

On April 1, 2021, the Company granted an aggregate of 1,367,317 RSUs to certain of its employees under the 2019 Omnibus Incentive Plan, which had a total grant date fair value of $30.0 million that is expected to be recognized over a weighted-average vesting period of 4.0 years using the straight-line method.

Additionally, on April 1, 2021, the Company granted 208,806 PSUs under the 2019 Omnibus Incentive Plan, which will be earned only if the Company meets specific internal performance targets within a two year period. The number of awards that ultimately vest could be 0% if the minimum hurdle is not achieved, or 50% or 100% of total shares granted. As of the date of issuance, these awards were considered probable of vesting, with the total grant date fair value of $4.6 million expected to be recognized over a weighted average estimated vesting period of 0.8 years.

Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may include words such as ‘‘anticipate’’, ‘‘estimate’’, ‘‘expect’’, ‘‘project’’, ‘‘plan’’, ‘‘intend’’, ‘‘believe’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘can have’’, ‘‘likely’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” and other important factors disclosed previously in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

●	our ability to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences;
●	our ability to enhance and deploy our cloud-based offerings while continuing to effectively offer our on-premise offerings;
●	our ability to maintain or improve our competitive position;
●	the impact of the COVID-19 pandemic;
●	the impact on our business of a network or data security incident or unauthorized access to our network or data or our customers’ data;
●	the effects on our business if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions or solution packages that achieve market acceptance;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges;
●	our dependence on our senior management team and other key employees;
●	our ability to enhance and expand our sales and marketing capabilities;
●	our ability to attract and retain highly qualified personnel to execute our growth plan;
●	the risks associated with interruptions or performance problems of our technology, infrastructure and service providers;
●	our dependence on Amazon Web Services cloud infrastructure services;
●	the impact of data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic and foreign laws and regulations;
●	the impact of volatility in quarterly operating results;
●	the risks associated with our revenue recognition policy and other factors may distort our financial results in any given period;
●	the effects on our customer base and business if we are unable to enhance our brand cost-effectively;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	our ability to comply with governmental export and import controls and economic sanctions laws;
●	our ability to comply with HIPAA;

●	the potential adverse impact of legal proceedings;
●	the impact of our frequently long and unpredictable sales cycle;
●	our ability to identify suitable acquisition targets or otherwise successfully implement our growth strategy;
●	the impact of a change in our pricing model;
●	our ability to meet service level commitments under our customer contracts;
●	the impact on our business and reputation if we are unable to provide high-quality customer support;
●	our dependence on strategic relationships with third parties;
●	the impact of adverse general and industry-specific economic and market conditions and reductions in IT and identity spending;
●	the ability of our platform, solutions and solution packages to interoperate with our customers’ existing or future IT infrastructures;
●	our dependence on adequate research and development resources and our ability to successfully complete acquisitions;
●	our dependence on the integrity and scalability of our systems and infrastructures;
●	our reliance on software and services from other parties;
●	the impact of real or perceived errors, failures, vulnerabilities or bugs in our solutions;
●	our ability to protect our proprietary rights;
●	the impact on our business if we are subject to infringement claim or a claim that results in a significant damage award;
●	the risks associated with our use of open source software in our solutions, solution packages and subscriptions;
●	our reliance on SaaS vendors to operate certain functions of our business;
●	the risks associated with indemnity provisions in our agreements;
●	the risks associated with liability claims if we breach our contracts;
●	the impact of the failure by our customers to pay us in accordance with the terms of their agreements;
●	our ability to expand the sales of our solutions and solution packages to customers located outside of the United States;
●	the risks associated with exposure to foreign currency fluctuations;
●	the impact of Brexit;
●	the impact of potentially adverse tax consequences associated with our international operations;
●	the impact of changes in tax laws or regulations;
●	the impact of the Tax Cuts and Jobs Act;
●	our ability to maintain our corporate culture;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	our management team’s limited experience managing a public company;
●	the risks associated with having operations and employees located in Israel;
●	the risks associated with doing business with governmental entities;

●	the impact of catastrophic events on our business; and
●	other factors disclosed in the section entitled ‘‘Risk Factors’’ in our most recent Annual Report on Form 10-K.

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

The Ping Intelligent Identity Platform can secure all primary use cases, including customer, workforce, partner and the Internet of Things (“IoT”). For example, enterprises can use our platform to enhance their customers’ user experience by creating a single ID and login across web and mobile properties. Enterprises can also use our platform to provide their employees and commercial partners with secure, seamless access from any device to the applications, data and APIs they need to be productive.

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

Impact of COVID-19

COVID-19 continues to disrupt the business of our customers and partners and we expect that it will continue to impact our business and consolidated results of operations and financial condition in the next quarters. The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity with a corresponding decrease in demand for certain goods and services, including from our own customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time. To add to the continued uncertainty, it is unclear what an economic recovery will look like after this unprecedented economic shutdown. We have endeavored to follow recommended actions of government and health authorities to protect our employees worldwide. For example, as of April 30, 2021, the majority of our employees continue working remotely. While we have not incurred significant disruptions in providing our services from the COVID-19 pandemic, we are unable to predict the long-term extent of the impact on our business due to numerous uncertainties, including but not limited to, vaccination programs, virus variants, actions taken by governmental authorities, the continued impact to our customers and partners and other factors as described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Specifically, during the first quarter of 2021, we continued to experience overall strong engagement with enterprise customers as work-from-home and increased virtual customer engagement highlighted the need for modernization of their identity security infrastructure. However, given the economic uncertainty driven by the COVID-19 pandemic, certain of these enterprise customers elected to phase-in their purchases of our solutions, resulting in smaller deal sizes and a reduction in our dollar-based net retention rate for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020.

While we continued to see the effects of the COVID-19 pandemic on our results of operations and overall financial performance for the quarter ended March 31, 2021, the total effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods and such effect is uncertain. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, establishing valuation allowances based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business and our condensed consolidated results of operations and financial condition.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Generation of Additional Sales to Existing Customers

As part of our land and expand strategy, a customer journey often begins with the purchase of one of our solutions for one use case. Once customers realize the value of that solution, their spend with us expands by (i) adopting another identity use case, (ii) deploying additional solutions and solution packages and/or (iii) adding more identities over time.

Our future revenue growth is dependent upon our ability to continue to expand our customers’ use of our platform. Our ability to increase sales to existing customers depends on a number of factors, including satisfaction or dissatisfaction with our solutions, competition, pricing, economic conditions and spending by customers on our solutions. We have adopted a customer success strategy and implemented processes across our customer base to drive revenue retention and expansion.

Increasing the Size of our Customer Base

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

Maintaining our Technology Differentiation and Product Leadership

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

Investing for Growth

We believe Identity and Access Management (“IAM”) represents a large market opportunity, and we plan to invest in order to support further growth. During 2018, we accelerated investments in our business to expand our footprint within this large and growing market. Specifically, we invested in new cloud-based offerings to broaden the Ping Intelligent Identity Platform and the scope of our solutions to cover new identity security threats, such as APIs. We also invested in deploying our platform as a single tenant cloud-based offering, managed by us, to help extend the reach of our solutions within our customers’ infrastructures, while providing them with the level of control and configuration they require. Since 2018, we have seen progress with these investments and expect to continue to invest in these areas. Additionally, we plan to invest in increased marketing efforts, expanding our sales force, and growing our network of channel partners, resellers, system integrators and technology partners. However, we are not expecting these investments to provide our business with meaningful increases to annual recurring revenue (“ARR”) growth in the immediate term as we expect natural purchasing cycles will affect the speed of market adoption.

Seasonality

Given the purchasing patterns of our enterprise customers, we typically experience seasonality in terms of when we receive orders from our customers. Our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically December 31. Because of these purchasing patterns, a greater percentage of our annual subscription revenue from term-based licenses, the revenue from which is recognized up front at the later of delivery or commencement of the license term, has come from our fourth quarter, rather than from other quarters. However, due to the economic environment resulting from COVID-19, we did not see our historical trends in seasonality for the year ended December 31, 2020, where 26% of our annual revenue was in our fourth quarter. Our historical trends in seasonality may continue to be disrupted during the year ending December 31, 2021 due to the impact of COVID-19.

Key Business Metrics

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Annual Recurring Revenue

ARR represents the annualized value of all subscription contracts as of the end of the period. ARR neutralizes fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR only includes the annualized value of subscription contracts. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

The table below sets forth our ARR as of the end of March 31, 2021 and 2020.

	March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
ARR	$266,274	$229,957	$36,317	16%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 109% at March 31, 2021. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA and API Intelligence, will continue to support our high dollar-based net retention rate.

Large Customers

We believe that our ability to increase the number of customers on our platform, particularly the number of customers with ARR greater than $250,000, demonstrates our focus on the large enterprise market and our penetration within those enterprises. Historically, increasing awareness of our platform, further developing our sales and marketing expertise and channel partner ecosystem, and continuing to build solutions that address the unique identity needs of large enterprises have increased our number of large customers across industries. We believe there are significant upsell and cross sell opportunities within our customer base by expanding the number of use cases, adding additional identities and selling new solutions.

Our customers with ARR over $250,000 increased from 240 at March 31, 2020 to 265 at March 31, 2021, representing a year-over-year growth rate of 10%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$24,087	$13,485
Less:
Purchases of property and equipment	(953)	(1,094)
Capitalized software development costs	(3,974)	(3,299)
Free Cash Flow	$19,160	$9,092
Net cash used in investing activities	$(4,927)	$(9,096)
Net cash provided by (used in) financing activities	$(109,788)	$97,632
Cash paid for interest	$339	$514

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020

Gross profit	$48,138	$45,688
Amortization expense	5,809	4,602
Stock-based compensation expense	1,126	230
Non-GAAP Gross Profit	$55,073	$50,520

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

For the three months ended March 31, 2021 and 2020, 60% and 62%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

Performance Stock Units. If the stock units subject to performance and market conditions are considered probable of meeting vesting requirements in the three months ending June 30, 2021, it may result in incremental stock-based compensation expense of approximately $0.5 million being recognized in the three months ending June 30, 2021, and approximately $0.3 million being recognized ratably over the remaining estimated vesting period.

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

Stock Option Awards and Performance Stock Units.   If the stock option awards subject to performance and market conditions are considered probable of meeting vesting requirements in the three months ending June 30, 2021, it may result in incremental stock-based compensation expense of approximately $6.8 million being recognized in the three months ending June 30, 2021, and approximately $0.8 million being recognized ratably over the remaining estimated vesting period. Additionally, if the stock units subject to performance and market conditions are considered probable of meeting vesting requirements in the three months ending June 30, 2021, it may result in incremental stock-based compensation expense of approximately $5.3 million being recognized in the three months ending June 30, 2021, and approximately $3.4 million being recognized ratably over the remaining estimated vesting period.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Revenue:
Subscription	$64,216	$56,818
Professional services and other	4,728	4,594
Total revenue	68,944	61,412
Cost of revenue:
Subscription (exclusive of amortization shown below)(1)	9,414	7,109
Professional services and other (exclusive of amortization shown below)(1)	5,583	4,013
Amortization expense	5,809	4,602
Total cost of revenue	20,806	15,724
Gross profit	48,138	45,688
Operating expenses:
Sales and marketing(1)	25,549	22,190
Research and development(1)	21,702	12,214
General and administrative(1)	14,455	11,515
Depreciation and amortization	4,365	4,249
Total operating expenses	66,071	50,168
Loss from operations	(17,933)	(4,480)
Other income (expense):
Interest expense	(396)	(506)
Other income (expense), net	(872)	(1,250)
Total other income (expense)	(1,268)	(1,756)
Loss before income taxes	(19,201)	(6,236)
Benefit for income taxes	3,267	1,944
Net loss	$(15,934)	$(4,292)
(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020

Subscription cost of revenue	$535	$146
Professional services and other cost of revenue	591	84
Sales and marketing	4,198	797
Research and development	8,512	888
General and administrative	3,103	942
Total	$16,939	$2,857

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	93%	93%
Professional services and other	7	7
Total revenue	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	14	12
Professional services and other (exclusive of amortization shown below)	8	7
Amortization expense	8	7
Total cost of revenue	30	26
Gross profit	70	74
Operating expenses:
Sales and marketing	37	35
Research and development	31	20
General and administrative	21	19
Depreciation and amortization	6	7
Total operating expenses	95	81
Loss from operations	(25)	(7)
Other income (expense):
Interest expense	(1)	(1)
Other income (expense), net	(1)	(2)
Total other income (expense)	(2)	(3)
Loss before income taxes	(27)	(10)
Benefit for income taxes	5	3
Net loss	(22)%	(7)%

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

Revenue:
Subscription	$64,216	$56,818	$7,398	13%
Professional services and other	4,728	4,594	134	3
Total revenue	$68,944	$61,412	$7,532	12%

Total revenue increased by $7.5 million, or 12%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. 98% of the increase in total revenue was due to an increase in subscription revenue of $7.4 million. The remaining $0.1 million of the increase was attributable to an increase in professional services and other revenue.

The table below sets forth the components of subscription revenue for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

Subscription:
Multi-year subscription term-based licenses	$23,838	$23,988	$(150)	(1)%
1-year subscription term-based licenses	17,344	14,149	3,195	23
Subscription term-based licenses	41,182	38,137	3,045	8
Subscription SaaS and maintenance and support	23,034	18,681	4,353	23
Total subscription revenue	$64,216	$56,818	$7,398	13%

Subscription revenue increased 13%, or $7.4 million, in the three months ended March 31, 2021. Total subscription revenue increased as a result of a greater amount of new and renewing subscriptions in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Changes to subscription revenue were primarily due to the following:

Change in subscription type.    The following table sets forth the components of subscription revenue expressed as a percentage of total subscription revenue:

	Three Months Ended
	March 31,		Change
	2021	2020	%
Subscription term-based licenses	64%	67%	(3)%
Subscription SaaS and maintenance and support	36	33	3
Total subscription revenue	100%	100%

Subscription term-based license revenue as a percentage of subscription revenue decreased from 67% in the three months ended March 31, 2020 to 64% in the three months ended March 31, 2021. Subscription SaaS and support and maintenance as a percentage of total subscription revenue increased from 33% in the three months ended March 31, 2020 to 36% in the three months ended March 31, 2021. The increase in subscription SaaS and support and maintenance revenue as a percentage of total subscription revenue was primarily driven by the increased adoption of our SaaS solutions. This resulted in greater deferral of revenue from subscriptions entered into or renewed during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We expect subscription SaaS and support and maintenance to continue to gradually increase as a percentage of total subscription revenue in future periods, resulting in greater deferral of revenue in the period in which the subscription is contracted.

Change in term-based subscription duration.   The following table sets forth the components of subscription term-based licenses expressed as a percentage of total subscription term-based licensed revenue:

	Three Months Ended
	March 31,		Change
	2021	2020	%
Multi-year subscription term-based licenses	58%	63%	(5)%
1-year subscription term-based licenses	42	37	5
Total subscription term-based licenses	100%	100%

Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 63% in the three months ended March 31, 2020 to 58% in the three months ended March 31, 2021. This decrease was due to customers electing to phase-in their purchases of our solutions in light of the sustained economic environment and associated uncertainty surrounding COVID-19, as well as revenue shifting from subscription term-based license revenue to subscription SaaS and maintenance and support revenue primarily due to increased adoption of our SaaS solutions. This resulted in less upfront revenue recognition from multi-year subscriptions entered into or renewed during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We expect increased adoption of our

SaaS solutions and customers electing to phase in their purchases of our solutions to continue through the year ending December 31, 2021, resulting in less upfront revenue recognition from the corresponding license.

Cost of Revenue

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

Cost of revenue:
Subscription (exclusive of amortization shown below)	$9,414	$7,109	$2,305	32%
Professional services and other (exclusive of amortization shown below)	5,583	4,013	1,570	39
Amortization expense	5,809	4,602	1,207	26
Total cost of revenue	$20,806	$15,724	$5,082	32%

Subscription cost of revenue increased by $2.3 million, or 32%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. $1.0 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $0.9 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions. $0.4 million of the increase was attributable to an increase in stock-based compensation expense primarily related to the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021.

Professional services and other cost of revenue increased by $1.6 million, or 39%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. $1.1 million of the increase was primarily attributable to an increase in headcount and and an increase in partner-related costs to support the growth in our business, as well as a $0.5 million increase in stock-based compensation primarily related to the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021.

Amortization expense increased by $1.2 million, or 26%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was attributable primarily to an increase in the amortization of our capitalized software as well as an increase in the amortization of developed technology resulting from our acquisitions of ShoCard and Symphonic in March and October of 2020, respectively, as further described in Note 7 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

Sales and marketing	$25,549	$22,190	$3,359	15%
Research and development	21,702	12,214	9,488	78
General and administrative	14,455	11,515	2,940	26
Depreciation and amortization	4,365	4,249	116	3
Total operating expenses	$66,071	$50,168	$15,903	32%

Sales and Marketing.     Sales and marketing expenses increased by $3.4 million, or 15%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. $3.4 million of the increase was attributable to an increase in stock-based compensation expense primarily related to the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021 and expense recognized for equity awards granted after the first quarter of 2020. $1.2 million of the increase was primarily related to an increase in headcount related to the expansion of our sales force and our marketing department. These increases were partially offset by a $1.7 million decrease in travel and other event-related costs resulting from a reduction in travel due to COVID-19. The remaining increases were related to consulting costs and additional spend around branding and awareness compaigns.

Research and Development.    Research and development expenses increased by $9.5 million, or 78%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. $7.6 million of the increase was attributable to an increase in stock-based compensation expense primarily related to the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021 and expense recognized for equity awards granted after the first quarter of 2020. $3.1 million of the increase was primarily related to an increase in headcount to enhance and expand our solutions. These increases were partially offset by an increase of $1.3 million related to employee costs that were capitalized as software development costs in the three months ended March 31, 2021 as compared to March 31, 2020.

General and Administrative.     General and administrative expenses increased by $2.9 million, or 26%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. $2.2 million of the increase was attributable to an increase in stock-based compensation expense primarily related to the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021 and expense recognized for equity awards granted after the first quarter of 2020. The remaining increase was primarily related to an increase in allocated overhead.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Other Income (Expense)

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

Interest expense	$(396)	$(506)	$110	(22)%
Other income (expense), net	(872)	(1,250)	378	(30)
Total other income (expense)	$(1,268)	$(1,756)	$488	(28)%

Interest Expense.     Interest expense decreased by $0.1 million, or 22%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was attributable primarily to the reduction in our average debt outstanding during the first quarter of 2021 as compared to 2020. A decrease in the weighted average interest rate, from 2.9% for the three months ended March 31, 2020 to 1.4% for the three months ended March 31, 2021, also contributed to the decrease in interest expense during the period.

Other Income (Expense), Net.     Other income (expense), net decreased by $0.4 million, to other expense, net of $0.9 million for the three months ended March 31, 2021. The decrease was primarily attributable to a change in the amount of foreign currency losses, from a loss of $1.4 million in the three months ended March 31, 2020 to a loss of $0.9 million in the three months ended March 31, 2021. These losses were partially offset by interest income recognized during the three months ended March 31, 2021 and 2020.

Benefit for Income Taxes

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

Benefit for income taxes	$3,267	$1,944	$1,323	68%

For the three months ended March 31, 2021 and 2020, we recorded a benefit for income taxes of $3.3 million and $1.9 million, respectively. The increase in the tax benefit for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily relates to a larger expected pre-tax loss in 2021 as compared to 2020, along with an increase in R&D and other credits recorded in the three months ended March 31, 2021. These increases were partially offset by a valuation allowance recorded against our deferred tax assets in the three months ended March 31, 2021.

Liquidity and Capital Resources

General

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $55.0 million, which were held for working capital purposes, and borrowing availability under our Revolving Credit Facility as described below. As of March 31, 2021, our cash equivalents were comprised of money market funds. During the three months ended March 31, 2021 and 2020, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. On March 30, 2020, we drew down on the remaining $97.8 million available for borrowing under our Revolving Credit Facility (described further below). Given the uncertainty in the global economy as result of the COVID-19 pandemic and out of an abundance of caution, we elected to draw down the remaining available balance to further strengthen our cash position and maintain flexibility. In February 2021, we repaid $110.0 million of the balance drawn on our Revolving Credit Facility. These funds are still available to us and may be reborrowed in future periods. We believe our existing cash and cash equivalents, our Revolving Credit Facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also believe that these financial resources will allow us to manage the continuing impact of COVID-19 on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our customers and partners. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Credit Agreement, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2021, we had deferred revenue of $49.4 million, of which $46.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Senior Secured Credit Facilities

On December 12, 2019, we entered into the Credit Agreement providing for the Revolving Credit Facility with an initial $150.0 million in commitments for revolving loans, which amount may be increased or decreased under specific circumstances, with a $15.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the Credit Agreement provides for the ability of Ping Identity Corporation to request incremental term loan facilities, in a minimum amount of $10 million for each facility, if, among other things, the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00.

The interest rates applicable to revolving borrowings under the Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (i) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The Adjusted LIBO Rate cannot be less than zero. Base rate borrowings may only be made in dollars. The interest rate as of March 31, 2021 was 1.4%. The Credit Agreement also includes a fallback provision, which, subject to certain terms and conditions, provides for a replacement of the LIBO Rate with (x) one or more SOFR-based rates or (y) any other alternative benchmark rates giving consideration to any evolving or then existing conventions for similar U.S. dollar denominated syndicated credit facilities. The borrower pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% of the available revolving commitments per annum based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement).

Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed.  No mandatory prepayments will be required other than when borrowings or letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement was amended on April 20, 2021 and effective as of March 31, 2021 (the “Credit Amendment”). The Credit Amendment, among other provisions, modified the definition of “EBITDA”, added additional language regarding recovery for erroneous payments and amended certain administrative agent processes.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$24,087	$13,485
Net cash used in investing activities	(4,927)	(9,096)
Net cash provided by (used in) financing activities	(109,788)	97,632
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(111)	(645)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(90,739)	$101,376
Cash and cash equivalents and restricted cash at beginning of period	146,499	68,386
Cash and cash equivalents and restricted cash at end of period	$55,760	$169,762

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the three months ended March 31, 2021, net cash provided by operating activities was $24.1 million, reflecting our net loss of $15.9 million, adjusted for non-cash charges of $25.8 million and net cash inflows of $14.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $16.6 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $4.1 million decrease in contract assets due to the issuance of invoices and the timing of revenue recognition, a $2.5 million decrease in prepaid expenses and other current assets primarily related to a reduction in our prepaid expenses during the three months ended March 31, 2021, and a $1.7 million increase in accrued expenses and other liabilities due to the timing of cash disbursements. These were partially offset by a $3.0 million decrease in deferred revenue driven by the timing of revenue recognition, a $2.9 million increase in deferred commissions, a $2.0 million decrease in accounts payable and a $1.9 million decrease in accrued compensation related to the timing of cash disbursements to our employees.

During the three months ended March 31, 2020, net cash provided by operating activities was $13.5 million due to our net loss of $4.3 million that was adjusted for non-cash charges of $12.2 million and net cash inflows of $5.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment, intangible assets, operating leases and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $13.0 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $4.8 million decrease in prepaid expenses and other current assets primarily related to a reduction in our prepaid expenses during the three months ended March 31, 2020, and a $2.7 million increase in accounts payable due to the timing of cash disbursements. These were partially offset by a $9.2 million decrease in deferred revenue driven by the timing of revenue recognition, a $6.2 million decrease in accrued compensation related to the timing of cash disbursements to our employees and a $1.5 million increase in deferred commissions.

Investing Activities

Net cash used in investing activities was $4.9 million and $9.1 million during the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $4.2 million. The net decrease is primarily attributable to $4.7 million paid for the acquisition of ShoCard in March 2020, partially offset by as an increase in the capitalization of internal-use software costs of $0.7 million associated with the development of additional features and functionality of our hosted platform.

Financing Activities

Net cash used in financing activities was $109.8 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $97.6 million during the three months ended March 31, 2020, representing a decrease of $207.4 million. The net decrease primarily relates to the repayment of $110.0 million on our Revolving Credit Facility in February 2021 as compared to the draw down of $97.8 million that occurred in March 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended March 31, 2021 and 2020, we recorded losses of $0.9 million and $1.4 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three months ended March 31, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing LIBO-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The interest rates applicable to revolving borrowings under the Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (i) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The Adjusted LIBO Rate cannot be less than zero. Base rate borrowings may only be made in dollars. The Credit Agreement also includes a fallback provision, which, subject to certain terms and conditions, provides for a replacement of the LIBO Rate with (x) one or more SOFR-based rates or (y) any other alternative benchmark rate giving consideration to any evolving or then existing conventions for similar U.S. dollar denominated syndicated credit facilities.

At March 31, 2021, we had total outstanding debt of $40.0 million under our Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

10.1

Second Amendment to Credit Agreement, dated as of April 20, 2021, by and among Roaring Fork Intermediate, LLC, Ping Identity Corporation, the other Loan Parties party hereto, each of the lenders, and Bank of America, N.A., as administrative agent for the lenders

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

May 5, 2021Ping Identity Holding Corp.

     s/Raj Dani

Raj Dani

Chief Financial Officer