Form 10-Q
period 2021-06-30
Ping Identity Holding Corp.
filed 2021-08-04
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-39056

_____________________________________________________________________________________________________________________________________

PING IDENTITY HOLDING CORP.

(Exact Name of Registrant as Specified in Its Charter)

_____________________________________________________________________________________________________________________________________

Delaware	81-2933383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1001 17th Street, Suite 100
Denver, Colorado	80202
(Address of Principal executive offices)	(Zip Code)

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

On July 30, 2021, the Registrant had 82,088,438 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$104,342	$145,733
Accounts receivable, net of allowances of $645 and $828 at June 30, 2021 and December 31, 2020, respectively	64,720	82,335
Contract assets, current (net of allowance)	62,955	62,503
Deferred commissions, current	7,711	6,604
Prepaid expenses	14,061	17,608
Other current assets	2,239	1,940
Total current assets	256,028	316,723
Noncurrent assets:
Property and equipment, net	8,753	9,446
Goodwill	473,697	441,150
Intangible assets, net	179,324	180,422
Contract assets, noncurrent (net of allowance)	5,159	11,288
Deferred commissions, noncurrent	11,753	9,325
Deferred income taxes, net	3,370	3,962
Operating lease right-of-use assets	14,085	15,619
Other noncurrent assets	2,944	2,516
Total noncurrent assets	699,085	673,728
Total assets	$955,113	$990,451
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,944	$2,795
Accrued expenses and other current liabilities	7,730	7,339
Accrued compensation	20,165	17,170
Deferred revenue, current	43,431	49,203
Operating lease liabilities, current	4,097	3,979
Total current liabilities	78,367	80,486
Noncurrent liabilities:
Deferred revenue, noncurrent	4,288	3,195
Long-term debt	119,138	149,014
Deferred income taxes, net	9,603	17,867
Operating lease liabilities, noncurrent	15,216	17,213
Other liabilities, noncurrent	1,565	1,566
Total noncurrent liabilities	149,810	188,855
Total liabilities	228,177	269,341
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 or December 31, 2020	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 82,086,665 and 81,163,896 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	82	81
Additional paid-in capital	771,332	739,051
Accumulated other comprehensive income	1,830	1,373
Accumulated deficit	(46,308)	(19,395)
Total stockholders' equity	726,936	721,110
Total liabilities and stockholders' equity	$955,113	$990,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	$73,151	$54,268	$137,367	$111,086
Professional services and other	5,753	4,713	10,481	9,307
Total revenue	78,904	58,981	147,848	120,393
Cost of revenue:
Subscription (exclusive of amortization shown below)	10,185	7,509	19,599	14,618
Professional services and other (exclusive of amortization shown below)	6,142	4,226	11,725	8,239
Amortization expense	6,077	4,944	11,886	9,546
Total cost of revenue	22,404	16,679	43,210	32,403
Gross profit	56,500	42,302	104,638	87,990
Operating expenses:
Sales and marketing	29,082	20,751	54,631	42,941
Research and development	18,692	11,411	40,394	23,625
General and administrative	19,545	12,082	34,000	23,597
Depreciation and amortization	4,327	4,233	8,692	8,482
Total operating expenses	71,646	48,477	137,717	98,645
Loss from operations	(15,146)	(6,175)	(33,079)	(10,655)
Other income (expense):
Interest expense	(310)	(724)	(706)	(1,230)
Other income (expense), net	430	695	(442)	(555)
Total other income (expense)	120	(29)	(1,148)	(1,785)
Loss before income taxes	(15,026)	(6,204)	(34,227)	(12,440)
Benefit for income taxes	4,047	2,932	7,314	4,876
Net loss	$(10,979)	$(3,272)	$(26,913)	$(7,564)
Net loss per share:
Basic and diluted	$(0.13)	$(0.04)	$(0.33)	$(0.09)
Weighted-average shares used in computing net loss per share:
Basic and diluted	82,025	80,169	81,684	79,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(10,979)	$(3,272)	$(26,913)	$(7,564)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	207	351	457	(664)
Total other comprehensive income (loss)	207	351	457	(664)
Comprehensive loss	$(10,772)	$(2,921)	$(26,456)	$(8,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended June 30, 2021:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2021	81,475,176	$81	$759,645	$1,623	$(35,329)	$726,020
Net loss	—	—	—	—	(10,979)	(10,979)
Stock-based compensation	—	—	17,167	—	—	17,167
Exercise of stock options, net of tax withholding	22,377	—	30	—	—	30
Vesting of restricted stock units, net of tax withholding	589,112	1	(5,510)	—	—	(5,509)
Foreign currency translation adjustments, net of tax	—	—	—	207	—	207
Balances at June 30, 2021	82,086,665	$82	$771,332	$1,830	$(46,308)	$726,936

Three Months Ended June 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2020	79,923,114	$80	$721,181	$(1,414)	$(11,796)	$708,051
Net loss	—	—	—	—	(3,272)	(3,272)
Stock-based compensation	—	—	4,164	—	—	4,164
Exercise of stock options, net of tax withholding	512,219	—	4,257	—	—	4,257
Vesting of restricted stock units	9,174	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	351	—	351
Balances at June 30, 2020	80,444,507	$80	$729,602	$(1,063)	$(15,068)	$713,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Six Months Ended June 30, 2021:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	81,163,896	$81	$739,051	$1,373	$(19,395)	$721,110
Net loss	—	—	—	—	(26,913)	(26,913)
Stock-based compensation	—	—	33,467	—	—	33,467
Reclassification of liability-classified awards upon settlement	—	—	3,089			3,089
Exercise of stock options, net of tax withholding	220,482	—	1,801	—	—	1,801
Vesting of restricted stock units, net of tax withholding	702,287	1	(6,076)	—	—	(6,075)
Foreign currency translation adjustments, net of tax	—	—	—	457	—	457
Balances at June 30, 2021	82,086,665	$82	$771,332	$1,830	$(46,308)	$726,936

Six Months Ended June 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	79,632,500	$80	$718,446	$(399)	$(7,656)	$710,471
Cumulative-effect adjustment for adoption of ASU 2016-13					152	152
Net loss	—	—	—	—	(7,564)	(7,564)
Stock-based compensation	—	—	6,764	—	—	6,764
Exercise of stock options, net of tax withholding	785,663	—	4,392	—	—	4,392
Vesting of restricted stock units	26,344	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	(664)	—	(664)
Balances at June 30, 2020	80,444,507	$80	$729,602	$(1,063)	$(15,068)	$713,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(26,913)	$(7,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,578	18,028
Stock-based compensation expense	34,415	7,402
Amortization of deferred commissions	4,674	3,761
Amortization of deferred debt issuance costs	124	124
Operating leases, net	(346)	(21)
Deferred taxes	(7,624)	(5,280)
Other	63	668
Changes in operating assets and liabilities:
Accounts receivable	17,621	8,727
Contract assets	5,653	1,309
Deferred commissions	(8,209)	(3,186)
Prepaid expenses and other current assets	3,405	7,186
Other assets	(426)	220
Accounts payable	348	3,894
Accrued compensation	4,280	(8,724)
Accrued expenses and other	1,338	2,243
Deferred revenue	(5,016)	(7,543)
Net cash provided by operating activities	43,965	21,244
Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(39,875)	(4,703)
Purchases of property and equipment and other	(1,502)	(1,420)
Capitalized software development costs	(8,582)	(6,749)
Net cash used in investing activities	(49,959)	(12,872)
Cash flows from financing activities
Payment of Symphonic and ShoCard holdbacks	(993)	—
Payment of Elastic Beam consideration and holdbacks	—	(424)
Payment of offering costs	—	(295)
Proceeds from stock option exercises	1,900	6,046
Payment for tax withholding on equity awards	(6,174)	(1,653)
Proceeds from long-term debt	80,000	97,823
Payment of long-term debt	(110,000)	—
Net cash provided by (used in) financing activities	(35,267)	101,497
Effect of exchange rates on cash and cash equivalents and restricted cash	(130)	(406)
Net increase (decrease) in cash and cash equivalents and restricted cash	(41,391)	109,463
Cash and cash equivalents and restricted cash
Beginning of period	146,499	68,386
End of period	$105,108	$177,849
Supplemental disclosures of cash flow information:
Cash paid for interest	$584	$1,186
Cash paid for taxes	283	423
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$40	$202
Reclassification of liability-classified awards upon settlement	3,089	—
Acquisition-related accruals	—	226
Lease liabilities arising from right-of-use assets	—	794
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$104,342	$177,102
Restricted cash included in other noncurrent assets	766	747
Total cash and cash equivalents and restricted cash	$105,108	$177,849

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All amounts are reported in U.S. dollars. Certain amounts for the three and six months ended June 30, 2020 have been reclassified to conform with current period presentation.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, of comprehensive income (loss) and of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

2.       Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2021. The following describes the impact of certain policies.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Subscription term-based licenses:
Multi-year subscription term-based licenses	$32,391	$21,141	$56,229	$45,129
1-year subscription term-based licenses	15,464	14,183	32,808	28,332
Total subscription term-based licenses	47,855	35,324	89,037	73,461
Subscription SaaS	13,425	8,890	25,411	17,416
Maintenance and support	11,871	10,054	22,919	20,209
Total subscription revenue	73,151	54,268	137,367	111,086
Professional services and other	5,753	4,713	10,481	9,307
Total revenue	$78,904	$58,981	$147,848	$120,393

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
United States	$56,934	$44,626	$110,805	$87,655
International	21,970	14,355	37,043	32,738
Total revenue	$78,904	$58,981	$147,848	$120,393

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended June 30, 2021 and 2020 or the six months ended June 30, 2021 and 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$69,681	$85,150	$73,791	$86,010
Ending balance	68,114	84,640	68,114	84,640
Change	$(1,567)	$(510)	$(5,677)	$(1,370)

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$49,352	$38,343	$52,398	$47,507
Ending balance	47,719	39,964	47,719	39,964
Change	$(1,633)	$1,621	$(4,679)	$(7,543)

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three and six months ended June 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Deferred revenue recognized as revenue	$12,101	$12,247	$38,036	$35,215

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of June 30, 2021, the Company had $185.1 million of transaction price allocated to remaining performance obligations, of which 82% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$16,534	$13,104	$15,929	$13,670
Additions to deferred commissions	5,275	1,650	8,209	3,186
Amortization of deferred commissions	(2,345)	(1,659)	(4,674)	(3,761)
Ending balance	$19,464	$13,095	$19,464	$13,095

Deferred commissions, current	$7,711	$5,355	$7,711	$5,355
Deferred commissions, noncurrent	11,753	7,740	11,753	7,740
Total deferred commissions	$19,464	$13,095	$19,464	$13,095

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.       Allowances for Expected Credit Losses

The following table presents the changes in allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021

	(in thousands)
Beginning balance	$652	$80	$828	$87
Provision for credit losses, net of recoveries	28	45	7	38
Write-offs	(35)	(37)	(190)	(37)
Ending balance	$645	$88	$645	$88

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

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$45,001	$—	$—	$45,001

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$113,083	$—	$—	$113,083

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 9).

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.   Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Computer equipment	$7,639	$6,581
Furniture and fixtures	3,893	3,887
Purchased computer software	785	785
Leasehold improvements	7,899	7,818
Other	448	448
Property and equipment, gross	20,664	19,519
Less: Accumulated depreciation	(11,911)	(10,073)
Property and equipment, net	$8,753	$9,446

Depreciation expense was $0.9 million for each of the three months ended June 30, 2021 and 2020. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1.8 million and $1.9 million, respectively.

The Company’s long-lived assets are composed of property and equipment, net and operating lease right-of-use assets, and are summarized by geographic area as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
United States	$16,642	$18,367
United Kingdom	2,319	2,410
International	3,877	4,288
Total long-lived assets	$22,838	$25,065

7.   Business Combinations

SecuredTouch, Inc. Acquisition

On June 20, 2021 the Company acquired 100% of the voting equity interest in SecuredTouch, Inc. (“SecuredTouch”). SecuredTouch is a leader in fraud and bot detection and mitigation, which leverages behavioral biometrics, artificial intelligence, machine learning, and deep learning to provide identity, risk, and fraud teams early visibility into potential malicious activity happening across digital properties. The purpose of this acquisition was to accelerate the Company’s cloud-delivered intelligent-identity solutions that combat malicious behavior such as bots, emulators, and account takeover.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The total purchase price was $39.9 million, net of cash acquired. The following table summarizes the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	June 20, 2021	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$8,300	4 years
Goodwill	32,257	Indefinite
Other assets	167
Total assets acquired	40,724
Deferred revenue	(337)
Other liabilities	(512)
Total liabilities assumed	(849)
Net assets acquired, excluding cash	$39,875

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating SecuredTouch into the Ping Intelligent Identity Platform to provide customers a more comprehensive offering that extends past traditional workforce use case and accelerates Ping’s cloud-delivered intelligent identity solutions that combat malicious behavior. None of the goodwill is deductible for tax purposes. The Company incurred $0.4 million of acquisition-related expenses, which are included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

Additional information relating to the SecuredTouch acquisition, such as that related to income tax and other contingencies existing as of the acquisition date but unknown to the Company, may become known during the remainder of the measurement period, not to exceed one year from the acquisition date, which may result in changes to the amounts and allocations recorded.

Symphonic Software Limited Acquisition

On October 31, 2020, the Company acquired 100% of the voting equity interest in Symphonic Software Limited (“Symphonic”). Symphonic is a leader in dynamic authorization for protecting APIs, data, apps, and resources through identity. The purpose of this acquisition was to accelerate dynamic and intelligent authorization for enterprises pursuing Zero Trust identity-defined security.

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

Additional information relating to the Symphonic acquisition, such as that related to income tax and other contingencies existing as of the acquisition date but unknown to the Company, may become known during the remainder of the measurement period, not to exceed one year from the acquisition date, which may result in changes to the amounts and allocations recorded.

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

Additional Acquisition Related Information

The operating results of SecuredTouch, Symphonic and ShoCard are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition. Revenue and earnings of SecuredTouch, Symphonic and ShoCard since their respective dates of acquisition and pro forma results of operations have not been prepared because the effect of the acquisitions were not material to the condensed consolidated statements of operations.

8.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2020 to June 30, 2021 were as follows (in thousands):

Beginning balance	$441,150
Additions to goodwill related to SecuredTouch acquisition	32,257
Foreign currency translation adjustment	290
Ending balance	$473,697

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s intangible assets as of June 30, 2021 were as follows:

	June 30, 2021
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$127,844	$(63,248)	$64,596
Customer relationships	95,138	(37,527)	57,611
Trade names	56,734	(28,260)	28,474
Product backlog	650	(168)	482
Capitalized internal-use software	44,932	(17,392)	27,540
Other intangible assets	1,347	(726)	621
Total intangible assets	$326,645	$(147,321)	$179,324

The Company’s intangible assets as of December 31, 2020 were as follows:

	December 31, 2020
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$119,450	$(55,826)	$63,624
Customer relationships	95,135	(33,724)	61,411
Trade names	56,718	(25,424)	31,294
Product backlog	642	(42)	600
Capitalized internal-use software	35,841	(12,949)	22,892
Other intangible assets	1,199	(598)	601
Total intangible assets	$308,985	$(128,563)	$180,422

The Company capitalized $4.9 million and $3.8 million of internal-use software costs during the three months ended June 30, 2021 and 2020, respectively, which included $0.3 million and $0.4 million of stock-based compensation costs, respectively. The Company capitalized $9.1 million and $7.1 million of internal-use software costs during the six months ended June 30, 2021 and 2020, respectively, which included $0.5 million and $0.4 million of stock-based compensation costs, respectively.

Amortization expense for the three months ended June 30, 2021 and 2020 was $9.5 million and $8.3 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $18.8 million and $16.2 million, respectively.

As of June 30, 2021, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	June 30, 2021
(in thousands)
2021 (remaining six months)	$20,212
2022	38,971
2023	36,425
2024	32,906
2025	22,301
Thereafter	28,509
Total	$179,324

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.       Debt

In December 2019, Roaring Fork Intermediate, LLC and Ping Identity Corporation, each a wholly-owned subsidiary of Ping Identity Holding Corp., and certain of their subsidiaries, entered into a credit agreement (the “Credit Agreement”) with the financial institutions identified therein as lenders, including Bank of America, N.A., as administrative agent, and BofA Securities, Inc. and RBC Capital Markets as joint lead arrangers. The Credit Agreement provides for a senior revolving line of credit in a principal committed amount of $150.0 million (the “Revolving Credit Facility”), with the option to request term loan facilities in a minimum amount of $10 million for each facility if certain conditions are met. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company, and borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The Credit Agreement contains certain customary events of default and customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company to incur additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions. In addition, under the terms of the Credit Agreement, the Company must adhere to certain financial covenants, including (i) a senior secured net leverage ratio, which shall not be more than 3.50 to 1.00, provided that the maximum ratio shall be increased to 4.00 to 1.00 during a fiscal year in which a Material Acquisition (as defined in the Credit Agreement) has been consummated, and (ii) a consolidated interest coverage ratio, which shall not be less than 3.50 to 1.00. As of June 30, 2021, the Company was in compliance with all financial covenants.

The wholly owned indirect subsidiary, Ping Identity Corporation, as borrower under the Credit Agreement, is limited in its ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to Ping Identity Holding Corp. (as the Parent), subject to limited exceptions, including (1) stock repurchases from current or former employees, officers or directors in an amount not to exceed $5 million, (2) unlimited amounts subject to compliance with its financial covenants for the most recently ended four quarters as well as a 6.00 to 1.00 total net leverage ratio for the most recently ended four quarters, both after giving pro forma effect to any distribution, (3) amounts up to the greater of $19.5 million in the aggregate or 15% of EBITDA for the most recently ended four quarters and (4) payment of certain of the Parent's overhead expenses.

The Revolving Credit Facility matures on December 12, 2024 and bears interest at the option of the Company at a rate per annum equal to either (i) a base rate, which is equal to the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% and (c) the adjusted LIBO rate for a one month interest period plus 1%, or (ii) the adjusted LIBO rate equal to the LIBO rate for the interest period multiplied by the statutory reserve rate, plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement), which ranges from (i) 0.25% to 1.0% per annum for base rate loans and (ii) 1.25% to 2.0% per annum for LIBO rate loans, in each case, depending on the senior secured net leverage ratio. The interest rate as of June 30, 2021 was 1.34%. The Company will also pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% of the average daily amount of the available amount to be borrowed under the Credit Agreement per annum, based on the senior secured net leverage ratio.

Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be re-borrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognized $0.3 million and $0.7 million in interest expense for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized $0.6 million and $1.1 million in interest expense, respectively.

As of June 30, 2021 and December 31, 2020, the Company’s outstanding long-term debt balance representing borrowings under the Credit Agreement was $119.1 million and $149.0 million, respectively (net of debt issuance costs of $0.9 million and $1.0 million, respectively). Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During each of the three and six months ended June 30, 2021 and 2020, the Company amortized $0.1 million of debt issuance costs.

Future principal payments on outstanding borrowings as of June 30, 2021 are as follows:

Year Ending December 31,	June 30, 2021
(in thousands)
2021 (remaining six months)	$—
2022	—
2023	—
2024	120,000
2025	—
Thereafter	—
Total	$120,000

10.   Income Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded $4.0 million and $2.9 million as its benefit for income taxes, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded $7.3 million and $4.9 million as its benefit for income taxes, respectively. The Company’s calculation of its benefit for income taxes is dependent in part on forecasts of full-year results and key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is also subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments. The increase in the tax benefit for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 primarily relates to a larger expected pre-tax loss in 2021 as compared to 2020, the release of a foreign valuation allowance, and an increase in R&D and other credits recorded in the three and six months ended June 30, 2021. The increase in tax benefit for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was partially offset by a valuation allowance recorded against our U.S. deferred tax assets during the first quarter of 2021.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of June 30, 2021 and December 31, 2020, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

12.   Stock-Based Compensation

On June 30, 2016, the Company established the 2016 Stock Option Plan (the ‘‘2016 Plan’’). The 2016 Plan provides for grants of restricted stock units and stock options to executives, directors, consultants, advisors and key employees which allow option holders to hold or purchase stock in Ping Identity Holding Corp. The Company has 6,800,000 shares of common stock reserved for issuance under the 2016 Plan. Following the Company’s initial public offering (“IPO”), no additional awards are granted under the 2016 Plan.

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. At June 30, 2021, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 14,131,549 shares.

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Subscription cost of revenue	$513	$174	$1,048	$320
Professional services and other cost of revenue	429	99	1,020	183
Sales and marketing	4,843	1,243	9,041	2,040
Research and development	4,647	1,298	13,159	2,186
General and administrative	7,044	1,731	10,147	2,673
Total	$17,476	$4,545	$34,415	$7,402

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The conversion of the previously outstanding LTIP grants into time-based vesting RSUs resulted in the recognition of $0.4 million and $12.8 million of stock-based compensation expense during the three and six months ended June 30, 2021, respectively. Expense recognized related to the RSUs subject to performance and market conditions is discussed in more detail below.

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

During the three months ended June 30, 2021 and 2020, the Company recognized $0.7 million and $0.8 million of stock-based compensation expense, respectively, related to these awards. During the six months ended June 30, 2021, the Company recognized $1.5 million and $1.0 million of stock-based compensation expense, respectively, related to these awards.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. Additionally, the Company granted time-based vesting RSUs converted from the previously outstanding cash-based LTIP grants and those issued in connection with the ShoCard acquisition. The weighted-average grant-date fair value of RSUs granted during the three months ended June 30, 2021 and 2020, was $22.24 and $20.50, respectively. The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2021 and 2020 was $23.45 and $20.63, respectively. The total intrinsic value of RSUs that vested during the three months ended June 30, 2021 and 2020 was $18.5 million and $0.2 million, respectively. The total intrinsic value of RSUs that vested during the six months ended June 30, 2021 and 2020 was $22.0 million and $0.6 million, respectively. As of June 30, 2021, there was $65.0 million of total unamortized compensation, which will be recognized over the remaining weighted-average vesting period of 3.3 years

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2020	2,504,148	$19.84
Granted	1,715,867	22.46
Converted from LTIP grant	474,095	27.06
Forfeited/canceled	(186,423)	19.46
Vested	(974,599)	24.49
Unvested as of June 30, 2021	3,533,088	$20.81

Performance Stock Units

As previously discussed, during the six months ended June 30, 2021, the Company granted 948,250 restricted stock units in connection with the conversion of previously outstanding LTIP grants, with 474,155 of these restricted stock units subject to performance and market conditions (“PSUs”). These PSUs are expected to vest following both (i) registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. These awards were valued at the date of grant at $19.94 per share using a Monte Carlo simulation. In the second quarter of 2021, these PSUs were determined to be probable of vesting, resulting in the recognition of $4.0 million in stock-based compensation during the three and six months ended June 30, 2021. As of June 30, 2021, there was $5.0 million of total unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated vesting period of 0.4 years.

Additionally, on April 1, 2021, the Company granted 208,806 PSUs under the 2019 Omnibus Incentive Plan, which will be earned only if the Company meets specific internal performance targets within a two-year period. The number of awards that ultimately vest could be 0% if the minimum hurdle is not achieved, or 50% or 100% of total shares granted, depending on the Company’s achievement of internal performance targets. The grant-date fair value of these PSUs was $21.93. As of June 30, 2021, there was $2.9 million of total unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated weighted-average vesting period of 0.5 years.

No PSUs vested during the six months ended June 30, 2021.

A summary of the status of the Company’s unvested PSUs and activity for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2020	—	$—
Granted	682,961	20.55
Forfeited/canceled	(29,983)	20.52
Unvested as of June 30, 2021	652,978	$20.55

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

No stock options were granted during the three or six months ended June 30, 2021 or 2020. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,044,616	$9.49	6.5	$77,454
Granted	—	—
Forfeited/canceled	(218,420)	8.24
Exercised	(232,833)	9.00		5,170
Outstanding as of June 30, 2021	3,593,363	$9.60	6.0	$47,800

As of June 30, 2021:
Vested and expected to vest	3,593,363	$9.60	6.0	$47,800
Vested and exercisable	1,680,980	$8.94	5.7	$23,473

Time-based options vest over four years with 25% vesting one year after grant and the remainder vesting ratably on a quarterly basis thereafter. Vesting of the time-based options accelerates and the stock options become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. In the second quarter of 2021, achievement of these conditions was determined to be probable. As of June 30, 2021, total unamortized compensation related to the time-based awards was $1.7 million. This expense will be recognized over the shorter of (i) the remaining explicit service term or (ii) the estimated period over which the performance condition is expected to be satisfied, with a remaining weighted-average vesting period of 0.4 years.

The vesting conditions of the options subject to performance and market conditions provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. In the second quarter of 2021, these awards were determined to be probable of vesting, resulting in the recognition of $5.4 million in stock-based compensation expense during the three and six months ended June 30, 2021. The remaining $1.3 million of total unamortized compensation expense is expected to be recognized over the remaining estimated vesting period of approximately 0.4 years.

13.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which previously owned a majority of the Company. During the year ended December 31, 2020, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of December 31, 2020. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista during the three and six months ended June 30, 2021 and 2020.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.   Commitments and Contingencies

Letters of Credit

As of June 30, 2021 and December 31, 2020, the Company had outstanding letters of credit under an office lease agreement that totaled $0.8 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at June 30, 2021 and December 31, 2020.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of June 30, 2021 were approximately $11.0 million for periods through 2025.

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

The Company made contributions to its employee benefit plans of $1.0 million and $0.8 million during the three months ended June 30, 2021 and 2020, respectively. The Company made contributions to its employee benefit plans of $1.9 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively.

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

15.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net loss	$(10,979)	$(3,272)	$(26,913)	$(7,564)
Denominator:
Weighted-average common stock outstanding - basic and diluted	82,025	80,169	81,684	79,956
Net loss per share:
Basic and diluted	$(0.13)	$(0.04)	$(0.33)	$(0.09)

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
RSUs	3,533	2,773	3,533	2,773
Stock options	2,074	2,862	2,074	2,862
Other awards	123	168	123	168
Total antidilutive shares	5,730	5,803	5,730	5,803

Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may include words such as ‘‘anticipate’’, ‘‘estimate’’, ‘‘expect’’, ‘‘project’’, ‘‘plan’’, ‘‘intend’’, ‘‘believe’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘can have’’, ‘‘likely’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and other important factors disclosed in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

●	our ability to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences;
●	our ability to enhance and deploy our cloud-based offerings while continuing to effectively offer our on-premise offerings;
●	our ability to maintain or improve our competitive position;
●	the impact of the COVID-19 pandemic;
●	the impact on our business of a network or data security incident or unauthorized access to our network or data or our customers’ data;
●	the effects on our business if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions or solution packages that achieve market acceptance;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges;
●	our dependence on our senior management team and other key employees;
●	our ability to enhance and expand our sales and marketing capabilities;
●	our ability to attract and retain highly qualified personnel to execute our growth plan;
●	the risks associated with interruptions or performance problems of our technology, infrastructure and service providers;
●	our dependence on Amazon Web Services cloud infrastructure services;
●	the impact of data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic and foreign laws and regulations;
●	the impact of volatility in quarterly operating results;
●	the risks associated with our revenue recognition policy and other factors may distort our financial results in any given period;
●	the effects on our customer base and business if we are unable to enhance our brand cost-effectively;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	our ability to comply with governmental export and import controls and economic sanctions laws;
●	our ability to comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”);

●	the potential adverse impact of legal proceedings;
●	the impact of our frequently long and unpredictable sales cycle;
●	our ability to identify suitable acquisition targets or otherwise successfully implement our growth strategy;
●	the impact of a change in our pricing model;
●	our ability to meet service level commitments under our customer contracts;
●	the impact on our business and reputation if we are unable to provide high-quality customer support;
●	our dependence on strategic relationships with third parties;
●	the impact of adverse general and industry-specific economic and market conditions and reductions in IT and identity spending;
●	the ability of our platform, solutions and solution packages to interoperate with our customers’ existing or future IT infrastructures;
●	our dependence on adequate research and development resources and our ability to successfully complete acquisitions;
●	our dependence on the integrity and scalability of our systems and infrastructures;
●	our reliance on software and services from other parties;
●	the impact of real or perceived errors, failures, vulnerabilities or bugs in our solutions;
●	our ability to protect our proprietary rights;
●	the impact on our business if we are subject to infringement claim or a claim that results in a significant damage award;
●	the risks associated with our use of open source software in our solutions, solution packages and subscriptions;
●	our reliance on software as a service (“SaaS”) vendors to operate certain functions of our business;
●	the risks associated with indemnity provisions in our agreements;
●	the risks associated with liability claims if we breach our contracts;
●	the impact of the failure by our customers to pay us in accordance with the terms of their agreements;
●	our ability to expand the sales of our solutions and solution packages to customers located outside of the United States;
●	the risks associated with exposure to foreign currency fluctuations;
●	the impact of Brexit;
●	the impact of potentially adverse tax consequences associated with our international operations;
●	the impact of changes in tax laws or regulations;
●	the impact of the Tax Cuts and Jobs Act;
●	our ability to maintain our corporate culture;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	our management team’s limited experience managing a public company;
●	the risks associated with having operations and employees located in Israel;
●	the risks associated with doing business with governmental entities;

●	the impact of catastrophic events on our business; and
●	other factors disclosed in the section entitled ‘‘Risk Factors’’ in our most recent Annual Report on Form 10-K.

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

The Ping Intelligent Identity Platform is comprised of multiple solutions that can be purchased individually or  integrated as a more complete set of solutions for the customer, workforce, partner or IoT use case:

●	secure single sign-on (“SSO”);
●	adaptive multi-factor authentication (“MFA”);
●	security control for applications and APIs (“Access Security”);
●	personalized and unified profile directories (“Directory”);
●	centralized, fine-grained control over access to sensitive identity and device data;
●	risk signal capture and analysis to make more intelligent authentication and authorization decisions;
●	identity verification services to prove an individual’s identity with facial biometrics and government issued IDs; and
●	AI and ML powered API security (“API Intelligence”).

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

Impact of COVID-19

COVID-19 continues to disrupt the business of our customers and partners and we expect that it will continue to impact our business and consolidated results of operations and financial condition in the next quarters. The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity with a corresponding decrease in demand for certain goods and services, including from our own customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time. To add to the continued uncertainty, it is unclear what an economic recovery will look like after this unprecedented economic shutdown. We have endeavored to follow recommended actions of government and health authorities to protect our employees worldwide. For example, as of July 30, 2021, the majority of our employees continue working remotely. While we have not incurred significant disruptions in providing our services from the COVID-19 pandemic, we are unable to predict the long-term extent of the impact on our business due to numerous uncertainties, including but not limited to, vaccination programs, virus variants, actions taken by governmental authorities, the continued impact to our customers and partners and other factors as described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Specifically, during the first half of 2021, we continued to experience overall strong engagement with enterprise customers as continued work-from-home and increased virtual customer engagement highlighted the need for modernization of their identity security infrastructure.

While we continued to see limited effects of the COVID-19 pandemic on our results of operations and overall financial performance for the three and six months ended June 30, 2021, the total effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods and such effect is uncertain. COVID-19 restrictions were lifted in many parts of the U.S. during the three and six months ended June 30, 2021, which had a positive impact on our financial performance during that period, but we cannot predict the effect that variants of COVID-19, and any new restrictions related to such variants, will have on our business and our financial performance. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, establishing valuation allowances based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business and our condensed consolidated results of operations and financial condition.

Key Factors Affecting our Performance

We believe that our future performance will depend on many factors, including the following:

Generation of Additional Sales to Existing Customers

As part of our land and expand strategy, a customer journey often begins with the purchase of one of our solutions for one use case. Once customers realize the value of that solution, their spending with us expands by (i) adopting another identity use case, (ii) deploying additional solutions and solution packages and/or (iii) adding more identities over time.

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

Investing for Growth

We believe Identity and Access Management represents a large market opportunity, and we plan to invest in order to support further growth. During 2018, we accelerated investments in our business to expand our footprint within this large and growing market. Specifically, we invested in new cloud-based offerings to broaden the Ping Intelligent Identity Platform and the scope of our solutions to cover new identity security threats, such as APIs. We also invested in deploying our platform as a single tenant cloud-based offering, managed by us, to help extend the reach of our solutions within our customers’ infrastructures, while providing them with the level of control and configuration they require. Since 2018, we have seen progress with these investments and expect to continue to invest in these areas. Additionally, we plan to invest in increased marketing efforts, expanding our sales force, and growing our network of channel partners, resellers, system integrators and technology partners. However, we are not expecting these investments to provide our business with meaningful increases to annual recurring revenue (“ARR”) growth in the immediate term as we expect natural purchasing cycles will affect the speed of market adoption.

Seasonality

Given the purchasing patterns of our enterprise customers, we typically experience seasonality in terms of when we receive orders from our customers. Our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically June 30 or December 31. Because of these purchasing patterns, a greater percentage of our annual subscription revenue from term-based licenses, the revenue from which is recognized up front at the later of delivery or commencement of the license term, has come from our second and fourth quarters, rather than from other quarters. However, due to the economic environment resulting from COVID-19, we did not see our historical trends in seasonality for the year ended December 31, 2020, where 24% and 26% of our annual revenue was in our second and fourth quarter, respectively. Our historical trends in seasonality may continue to be disrupted during the year ending December 31, 2021 due to the impact of COVID-19.

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

The table below sets forth our ARR as of the end of June 30, 2021 and 2020, respectively.

	June 30,		Change
	2021	2020	$	%

	(dollars in thousands)
ARR	$279,630	$235,232	$44,398	19%

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

We calculate our dollar-based net retention rate as of the end of a reporting period as follows:

●	Numerator. We measure ending ARR for the current reporting period from customers with associated ending ARR for the same period last year.
●	Denominator. We measure ending ARR for the same period last year.

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 111% at June 30, 2021. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA and API Intelligence, will continue to support our high dollar-based net retention rate.

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

Our customers with ARR over $250,000 increased from 242 at June 30, 2020 to 279 at June 30, 2021, representing a year-over-year growth rate of 15%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$43,965	$21,244
Less:
Purchases of property and equipment	(1,502)	(1,420)
Capitalized software development costs	(8,582)	(6,749)
Free Cash Flow	$33,881	$13,075
Net cash used in investing activities	$(49,959)	$(12,872)
Net cash provided by (used in) financing activities	$(35,267)	$101,497
Cash paid for interest	$584	$1,186

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Gross profit	$56,500	$42,302	$104,638	$87,990
Amortization expense	6,077	4,944	11,886	9,546
Stock-based compensation expense	942	273	2,068	503
Non-GAAP Gross Profit	$63,519	$47,519	$118,592	$98,039

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

For the three months ended June 30, 2021 and 2020, 61% and 60%, respectively, of our revenue was from subscription term-based licenses. For the six months ended June 30, 2021 and 2020, 60% and 61%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

●	the type of new and renewed subscriptions (i.e., term-based or SaaS); and
●	the duration of new and renewed term-based subscriptions.

While the number of new and increased subscriptions during a period impacts our subscription revenue growth, the type and duration of those subscriptions has a significantly greater impact on the amount and timing of revenue recognized in a period. Subscription revenue from term-based licenses is recognized at the beginning of the subscription term, while subscription revenue from SaaS and support and maintenance is recognized ratably over the subscription term. As a result, our revenue may fluctuate due to the timing of term-based licensing transactions. In addition, keeping other factors constant, when the percentage of subscription term-based licenses to total subscriptions sold or renewed in a period increases relative to the prior period, revenue growth will increase. Conversely, when the percentage of subscription SaaS and support and maintenance to total subscriptions sold or renewed in a period increases, revenue growth will generally decrease. Additionally, a multi-year subscription term-based license will generally result in greater revenue recognition up-front relative to a one-year subscription term-based license. Therefore, keeping other factors constant, revenue growth will also trend higher in a period where the percentage of multi-year subscription term-based licenses to total subscription term-based licenses increases. In the three and six months ended June 30, 2021, as customers elected longer contract durations in response to the strengthening economic outlook and easing of COVID-19 restrictions, multi-year subscription term-based license revenue increased as a percentage of total subscription term-based license revenue, which resulted in higher revenue growth. There is no guarantee that our customers will continue electing contracts with longer durations in future periods even if economic conditions continue to improve.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of employee compensation costs including stock-based compensation, sales commissions, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Certain sales commissions earned by our sales force on subscription contracts are deferred and amortized over the period of benefit, which is generally four years. We expect to continue to invest in our sales force domestically and internationally, as well as in our channel relationships. We expect our sales and marketing expenses to increase on an absolute dollar basis and continue to be our largest operating expense category for the foreseeable future.

Research and Development.   Research and development expenses consist primarily of employee compensation costs including stock-based compensation, allocated overhead and software and maintenance expenses. We will continue to invest in innovation and offer our customers new solutions to enhance our existing platform and expect such investment to increase on an absolute dollar basis as our business grows.

General and Administrative.   General and administrative expenses consist primarily of employee compensation costs including stock-based compensation, for corporate personnel, such as those in our executive, human resource, legal, facilities, accounting and finance, information security and information technology departments. In addition, general and administrative expenses include third-party professional fees, as well as all other supporting corporate expenses not allocated to other departments. General and administrative expense also includes acquisition-related expenses, which primarily consist of third-party expenses related to business acquisitions, such as professional services and legal fees.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Revenue:
Subscription	$73,151	$54,268	$137,367	$111,086
Professional services and other	5,753	4,713	10,481	9,307
Total revenue	78,904	58,981	147,848	120,393
Cost of revenue:
Subscription (exclusive of amortization shown below)(1)	10,185	7,509	19,599	14,618
Professional services and other (exclusive of amortization shown below)(1)	6,142	4,226	11,725	8,239
Amortization expense	6,077	4,944	11,886	9,546
Total cost of revenue	22,404	16,679	43,210	32,403
Gross profit	56,500	42,302	104,638	87,990
Operating expenses:
Sales and marketing(1)	29,082	20,751	54,631	42,941
Research and development(1)	18,692	11,411	40,394	23,625
General and administrative(1)	19,545	12,082	34,000	23,597
Depreciation and amortization	4,327	4,233	8,692	8,482
Total operating expenses	71,646	48,477	137,717	98,645
Loss from operations	(15,146)	(6,175)	(33,079)	(10,655)
Other income (expense):
Interest expense	(310)	(724)	(706)	(1,230)
Other income (expense), net	430	695	(442)	(555)
Total other income (expense)	120	(29)	(1,148)	(1,785)
Loss before income taxes	(15,026)	(6,204)	(34,227)	(12,440)
Benefit for income taxes	4,047	2,932	7,314	4,876
Net loss	$(10,979)	$(3,272)	$(26,913)	$(7,564)
(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Subscription cost of revenue	$513	$174	$1,048	$320
Professional services and other cost of revenue	429	99	1,020	183
Sales and marketing	4,843	1,243	9,041	2,040
Research and development	4,647	1,298	13,159	2,186
General and administrative	7,044	1,731	10,147	2,673
Total	$17,476	$4,545	$34,415	$7,402

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	93%	92%	93%	92%
Professional services and other	7	8	7	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	13	13	13	12
Professional services and other (exclusive of amortization shown below)	8	7	8	7
Amortization expense	7	8	8	8
Total cost of revenue	28	28	29	27
Gross profit	72	72	71	73
Operating expenses:
Sales and marketing	37	36	37	36
Research and development	24	19	27	20
General and administrative	25	20	23	19
Depreciation and amortization	5	7	6	7
Total operating expenses	91	82	93	82
Loss from operations	(19)	(10)	(22)	(9)
Other income (expense):
Interest expense	—	(1)	(1)	(1)
Other income (expense), net	—	1	—	—
Total other income (expense)	—	—	(1)	(1)
Loss before income taxes	(19)	(10)	(23)	(10)
Benefit for income taxes	5	5	5	4
Net loss	(14)%	(5)%	(18)%	(6)%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Revenue:
Subscription	$73,151	$54,268	$18,883	35%	$137,367	$111,086	$26,281	24%
Professional services and other	5,753	4,713	1,040	22	10,481	9,307	1,174	13
Total revenue	$78,904	$58,981	$19,923	34%	$147,848	$120,393	$27,455	23%

Total revenue increased by $19.9 million, or 34%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. 95% of the revenue growth was attributable to an increase in subscription revenue of $18.9 million, discussed further below. The remaining growth was attributable to an increase in professional services and other revenue of $1.0 million primarily due to an increase of $1.1 million in event sponsorship revenue from our live Identiverse conference which was conducted virtually in the prior year period as a result of COVID-19.

Total revenue increased by $27.5 million, or 23%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. 96% of the revenue growth was attributable to an increase in subscription revenue of $26.3 million, discussed further below. The remaining growth was attributable to an increase in professional services and other revenue of $1.2 million primarily due to an increase of $1.1 million in event sponsorship revenue from our live Identiverse conference as described above.

The table below sets forth the components of subscription revenue for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$32,391	$21,141	$11,250	53%	$56,229	$45,129	$11,100	25%
1-year subscription term-based licenses	15,464	14,183	1,281	9	32,808	28,332	4,476	16
Subscription term-based licenses	47,855	35,324	12,531	35	89,037	73,461	15,576	21
Subscription SaaS	13,425	8,890	4,535	51	25,411	17,416	7,995	46
Maintenance and support	11,871	10,054	1,817	18	22,919	20,209	2,710	13
Total subscription revenue	$73,151	$54,268	$18,883	35%	$137,367	$111,086	$26,281	24%

Subscription revenue increased by 35%, or $18.9 million, and 24%, or $26.3 million, in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. Total subscription revenue increased as a result of a greater amount of new and renewing subscriptions in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Remaining changes to subscription revenue were primarily due to the following:

Change in subscription type.    The following table sets forth the components of subscription revenue expressed as a percentage of total subscription revenue:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
Subscription term-based licenses	65%	65%	—%	65%	66%	(1)%
Subscription SaaS	18	16	2	18	16	2
Maintenance and support	17	19	(2)	17	18	(1)
Total subscription revenue	100%	100%		100%	100%

Subscription term-based license revenue as a percentage of subscription revenue remained consistent at 65% for the three months ended June 30, 2021 and 2020 and decreased from 66% in the six months ended June 30, 2020 to 65% in the six months ended June 30, 2021. Subscription SaaS as a percentage of total subscription revenue increased from 16% in each of the three and six months ended June 30, 2020 to 18% in the three and six months ended June 30, 2021. Maintenance and support as a percentage of total subscription revenue decreased from 19% and 18% for the three and six months ended June 30, 2020, respectively, to 17% for each of the three and six months ended June 30, 2021.

Additionally, subscription SaaS revenue increased by 51%, or $4.5 million, and 46%, or $8.0 million, in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase in subscription SaaS revenue overall, and as a percentage of total subscription revenue, was primarily driven by the increased adoption of our SaaS solutions. This resulted in greater deferral of revenue from subscriptions entered into or renewed during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. We expect subscription SaaS to continue to gradually increase as a percentage of total subscription revenue in future periods, resulting in greater deferral of revenue in the period in which the subscription is contracted.

Change in term-based subscription duration.   The following table sets forth the components of subscription term-based licenses expressed as a percentage of total subscription term-based licensed revenue:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
Multi-year subscription term-based licenses	68%	60%	8%	63%	61%	2%
1-year subscription term-based licenses	32	40	(8)	37	39	(2)
Total subscription term-based licenses	100%	100%		100%	100%

Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 60% in the three months ended June 30, 2020 to 68% in the three months ended June 30, 2021. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 61% in the six months ended June 30, 2020 to 63% in the six months ended June 30, 2021. This resulted in more upfront revenue recognition from multi-year subscriptions entered into or renewed during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, as customers elected longer contract durations in response to the strengthening economic outlook and easing of COVID-19 restrictions during the three and six months ended June 30, 2021. There is no guarantee that our customers will continue electing contracts with longer durations in future periods even if economic conditions continue to improve.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$10,185	$7,509	$2,676	36%	$19,599	$14,618	$4,981	34%
Professional services and other (exclusive of amortization shown below)	6,142	4,226	1,916	45	11,725	8,239	3,486	42
Amortization expense	6,077	4,944	1,133	23	11,886	9,546	2,340	25
Total cost of revenue	$22,404	$16,679	$5,725	34%	$43,210	$32,403	$10,807	33%

Subscription cost of revenue increased by $2.7 million, or 36%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. $1.6 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions.  $0.7 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $0.3 million of the increase was attributable to an increase in stock-based compensation.

Subscription cost of revenue increased by $5.0 million, or 34%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. $2.5 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions. $1.7 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $0.7 million of the increase was attributable to an increase in stock-based compensation.

Professional services and other cost of revenue increased $1.9 million, or 45%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. $1.6 million of the increase was primarily attributable to an increase in headcount and an increase in partner-related costs to support the growth in our business. $0.3 million of the increase was attributable to an increase in stock-based compensation.

Professional services and other cost of revenue increased by $3.5 million, or 42%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. $2.7 million of the increase was primarily attributable to an increase in headcount and an increase in partner-related costs to support the growth in our business, as well as a $0.8 million increase in stock-based compensation.

Amortization expense increased by $1.1 million, or 23%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Amortization expense increased by $2.3 million, or 25%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was attributable primarily to an increase in the amortization of our capitalized software as well as an increase in the amortization of developed technology resulting from our acquisitions of ShoCard and Symphonic in March and October 2020, respectively, as further described in Note 7 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$29,082	$20,751	$8,331	40%	$54,631	$42,941	$11,690	27%
Research and development	18,692	11,411	7,281	64	40,394	23,625	16,769	71
General and administrative	19,545	12,082	7,463	62	34,000	23,597	10,403	44
Depreciation and amortization	4,327	4,233	94	2	8,692	8,482	210	2
Total operating expenses	$71,646	$48,477	$23,169	48%	$137,717	$98,645	$39,072	40%

Sales and Marketing.     Sales and marketing expenses increased by $8.3 million, or 40%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. $3.6 million of the increase was attributable to an increase in stock-based compensation expense. This increase was primarily related to expense recognized for awards granted in the second quarter of 2021 and expense recognized for the options and restricted stock units subject to performance and market conditions determined to be probable of vesting in the second quarter of 2021 (“market-based options” and “market-based PSUs”), as further described in Note 12 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. $2.7 million of the increase was primarily attributable to an increase in headcount related to the expansion of our sales force and our marketing department. Additionally, promotional and partner and consulting expenses increased by $1.8 million primarily due to expenses incurred related to the live Identiverse conference held in the second quarter of 2021 and additional spend around branding and awareness campaigns. The remaining increase was primarily related to an increase in travel as COVID-19 restrictions eased during the second quarter.

Sales and marketing expenses increased by $11.7 million, or 27%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. $7.0 million of the increase was attributable to an increase in stock-based compensation expense primarily related to market-based PSUs and options, and awards granted in the second quarter of 2021. $3.9 million of the increase was primarily attributable to an increase in headcount related to the expansion of our sales force and our marketing department. Additionally, promotional and partner and consulting expenses increased by $2.4 million primarily due to the live Identiverse conference held in the second quarter of 2021 and additional spend around branding and awareness campaigns. These increases were offset by a decrease in travel and other event-related costs of $1.4 million due to COVID-19 restrictions in the first quarter of 2021.

Research and Development.    Research and development expenses increased by $7.3 million, or 64%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. $4.2 million of the increase was primarily attributable to an increase in headcount to enhance and expand our solutions. $3.3 million of the increase was attributable to an increase in stock-based compensation expense, primarily related to market-based PSUs and awards granted in the second quarter of 2021. Partner and consulting costs increased $1.1 million primarily to support the design and expansion of our SaaS offerings. The increase in research and development expense was offset by an increase of $1.7 million related to employee costs that were capitalized as software development costs in the three months ended June 30, 2021 as compared to June 30, 2020.

Research and development expenses increased by $16.8 million, or 71%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. $11.0 million of the increase was attributable to an increase in stock-based compensation expense primarily related to the conversion of previously outstanding LTIP awards into time-based vesting RSUs in the first quarter of 2021, along with expense recognized for market-based PSUs and awards granted in the second quarter of 2021. $7.3 million of the increase was primarily attributable to an increase in headcount to enhance and expand our solutions. Partner and consulting costs increased $1.7 million primarily to support the design and growth of our SaaS offerings. The increase in research and development expense was offset by an increase of $3.0 million related to employee costs that were capitalized as software development costs in the six months ended June 30, 2021 as compared to June 30, 2020.

General and Administrative.     General and administrative expenses increased by $7.5 million, or 62%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. $5.3 million of the increase was attributable to an increase in stock-based compensation expense primarily related to the market-based PSUs and options, and expense recognized for awards granted in the second quarter of 2021. $1.4 million of the increase was primarily attributable to an increase in headcount to support growth in our business, and $0.4 million of the increase was related to expenses incurred in connection with the acquisition of SecuredTouch, Inc. The remaining increase was primarily related to an increase in allocated overhead.

General and administrative expenses increased by $10.4 million, or 44%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. $7.5 million of the increase was attributable to an increase in stock-based compensation expense primarily related to market-based PSUs and options, and awards granted in the second quarter of 2021. $1.9 million of the increase was primarily attributable to an increase in headcount to support growth in our business. Consulting costs increased by $0.9 million, primarily due to expenses incurred related to strategic planning.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Other Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Interest expense	$(310)	$(724)	$414	(57)%	$(706)	$(1,230)	$524	(43)%
Other income (expense), net	430	695	(265)	(38)	(442)	(555)	113	(20)
Total other income (expense)	$120	$(29)	$149	(514)%	$(1,148)	$(1,785)	$637	(36)%

Interest Expense.     Interest expense decreased by $0.4 million, or 57%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was attributable primarily to the reduction in our average debt outstanding during the second quarter of 2021 as compared to 2020. A decrease in the weighted average interest rate, from 1.8% for the three months ended June 30, 2020 to 1.4% for the three months ended June 30, 2021, also contributed to the decrease in interest during the period.

Interest expense decreased by $0.5 million, or 43%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was attributable primarily to the reduction in our average debt outstanding during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. A decrease in the weighted average interest rate, from 2.2% for the six months ended June 30, 2020 to 1.4% for the six months ended June 30, 2021, also contributed to the decrease in interest during the period.

Other Income (Expense), Net.     Other income (expense), net decreased by $0.3 million, or 38%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was attributable primarily to a change in the amount of foreign currency gains and losses, from a gain of $0.6 million in the three months ended June 30, 2020 to a gain of $0.4 million in the three months ended June 30, 2021, along with a decrease in interest income recognized in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Other income (expense), net decreased by $0.1 million, or 20%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was attributable primarily to a change in the amount of foreign currency gains and losses, from a loss of $0.8 million in the six months ended June 30, 2020 compared to a loss of $0.5 million in the six months ended June 30, 2021. This was partially offset by a decrease in interest income recognized in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Benefit for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Benefit for income taxes	$4,047	$2,932	$1,115	38%	$7,314	$4,876	$2,438	50%

Our benefit for income taxes was $4.0 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, our benefit for income taxes was $7.3 million and $4.9 million, respectively. The increase in the tax benefit for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 primarily relates to a larger expected pre-tax loss in 2021 as compared to 2020, the release of a foreign valuation allowance, and an increase in R&D and other credits recorded in the three and six months ended June 30, 2021. The increase in tax benefit for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was partially offset by a valuation allowance recorded against our U.S. deferred tax assets during the first quarter of 2021.

Liquidity and Capital Resources

General

As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $104.3 million, which were held for working capital purposes, and borrowing availability under our Revolving Credit Facility as described below. As of June 30, 2021, our cash equivalents were comprised of money market funds. During the six months ended June 30, 2021 and 2020, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. On March 30, 2020, we drew down on the remaining $97.8 million available for borrowing under our Revolving Credit Facility (described further below). Given the uncertainty in the global economy as result of the COVID-19 pandemic and out of an abundance of caution, we elected to draw down the remaining available balance to further strengthen our cash position and maintain flexibility. In February 2021, we repaid $110.0 million of the balance drawn on our Revolving Credit Facility, and in June 2021, we drew down an additional $80.0 million for the acquisition of SecuredTouch, Inc., and for general working capital purposes. As of June 30, 2021, there was $120.0 million outstanding under our Revolving Credit Facility. We believe our existing cash and cash equivalents, our Revolving Credit Facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Credit Agreement, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, the continuing market adoption of our platform, and the continuing effects of the COVID-19 pandemic, including potential reductions in revenue and delays in payments from our customers and partners. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had deferred revenue of $47.7 million, of which $43.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Senior Secured Credit Facilities

On December 12, 2019, we entered into the Credit Agreement providing for the Revolving Credit Facility with an initial $150.0 million in commitments for revolving loans, which amount may be increased or decreased under specific circumstances, with a $15.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the Credit Agreement provides for the ability of Ping Identity Corporation to request term loan facilities, in a minimum amount of $10 million for each facility, if, among other things, the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00.

The interest rates applicable to revolving borrowings under the Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (i) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The Adjusted LIBO Rate cannot be less than zero. Base rate borrowings may only be made in dollars. The interest rate as of June 30, 2021 was 1.34%. The Credit Agreement also includes a fallback provision, which, subject to certain terms and conditions, provides for a replacement of the LIBO Rate with (x) one or more SOFR-based rates or (y) any other alternative benchmark rates giving consideration to any evolving or then existing conventions for similar U.S. dollar denominated syndicated credit facilities. The borrower pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% of the available revolving commitments per annum based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement).

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

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$43,965	$21,244
Net cash used in investing activities	(49,959)	(12,872)
Net cash provided by (used in) financing activities	(35,267)	101,497
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(130)	(406)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(41,391)	$109,463
Cash and cash equivalents and restricted cash at beginning of period	146,499	68,386
Cash and cash equivalents and restricted cash at end of period	$105,108	$177,849

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the six months ended June 30, 2021, net cash provided by operating activities was $44.0 million, reflecting our net loss of $26.9 million, adjusted for non-cash charges of $51.9 million and net cash inflows of $19.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $17.6 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $5.7 million decrease in contract assets due to the issuance of invoices and timing of revenue recognition, a $4.3 million increase in accrued compensation due to the timing of cash disbursements to our employees, a $3.4 million decrease in prepaid expenses and other current assets, and an increase of $1.3 million in accrued expenses and other liabilities due to the timing of cash disbursements. These were partially offset by an $8.2 million increase in deferred commissions, and a $5.0 million decrease in deferred revenue driven by the timing of revenue recognition.

During the six months ended June 30, 2020 net cash provided by operating activities was $21.2 million due to our net loss of $7.6 million that was adjusted for non-cash charges of $24.7 million and net cash inflows of $4.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to an $8.7 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $7.2 million decrease in prepaid expenses and other current assets, a $3.9 million increase in accounts payable, a $2.2 million increase in accrued expenses and other liabilities due to the timing of cash disbursements and a $1.3 million decrease in contract assets. These were partially offset by a $7.5 million decrease in deferred revenue driven by the timing of revenue recognition, a $3.2 million increase in deferred commissions and an $8.7 million decrease in accrued compensation related to the timing of cash disbursements to our employees.

Investing Activities

Net cash used in investing activities was $50.0 million and $12.9 million during the six months ended June 30, 2021 and 2020, respectively, representing an increase of $37.1 million. The net increase is primarily attributable to the acquisition of SecuredTouch in June 2021 for $39.9 million as compared to the acquisition of ShoCard in the first quarter of 2020 for $4.7 million. The remaining increase was primarily related to an increase in the capitalization of internal-use software costs of $1.8 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Financing Activities

Net cash used in financing activities was $35.3 million during the six months ended June 30, 2021 whereas net cash provided by financing activities was $101.5 million during the six months ended June 30, 2020, representing a decrease of $136.8 million. During the six months ended June 30, 2021, we repaid $110.0 million and drew down $80.0 million on our Revolving Credit Facility, resulting in net cash outflows related to long-term debt of $30.0 million in the period. This compares to cash inflows related to long-term debt of $97.8 million during the six months ended June 30, 2020, due to the draw down of $97.8 million on our Revolving Credit Facility in March 2020. The remaining decrease relates to a decrease of $4.1 million in proceeds received from option exercises and an increase of $4.5 million in payments for tax withholding on equity awards for the six months ended June 30, 2021 as compared to June 30, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended June 30, 2021 and 2020, we recorded a gain of $0.4 million and a gain of $0.6 million on foreign exchange transactions, respectively. For the six months ended June 30, 2021 and 2020, we recorded a loss of $0.5 million and a loss of $0.8 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three and six months ended June 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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

At June 30, 2021, we had total outstanding debt of $120.0 million under our Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2021.

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

August 4, 2021	Ping Identity Holding Corp.

/s/ Raj Dani
Raj Dani
Chief Financial Officer