Form 10-Q
period 2021-09-30
Ping Identity Holding Corp.
filed 2021-11-03
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

On October 29, 2021, the Registrant had 83,579,621 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$51,025	$145,733
Accounts receivable, net of allowances of $737 and $828 at September 30, 2021 and December 31, 2020, respectively	62,194	82,335
Contract assets, current (net of allowance)	68,480	62,503
Deferred commissions, current	8,037	6,604
Prepaid expenses	18,203	17,608
Other current assets	2,815	1,940
Total current assets	210,754	316,723
Noncurrent assets:
Property and equipment, net	8,337	9,446
Goodwill	529,636	441,150
Intangible assets, net	195,970	180,422
Contract assets, noncurrent (net of allowance)	4,218	11,288
Deferred commissions, noncurrent	13,658	9,325
Deferred income taxes, net	3,942	3,962
Operating lease right-of-use assets	13,208	15,619
Other noncurrent assets	4,700	2,516
Total noncurrent assets	773,669	673,728
Total assets	$984,423	$990,451
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,715	$2,795
Accrued expenses and other current liabilities	11,009	7,339
Accrued compensation	19,325	17,170
Deferred revenue, current	45,546	49,203
Operating lease liabilities, current	4,075	3,979
Total current liabilities	81,670	80,486
Noncurrent liabilities:
Deferred revenue, noncurrent	4,188	3,195
Long-term debt	119,201	149,014
Deferred income taxes, net	6,823	17,867
Operating lease liabilities, noncurrent	14,129	17,213
Other liabilities, noncurrent	1,569	1,566
Total noncurrent liabilities	145,910	188,855
Total liabilities	227,580	269,341
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 or December 31, 2020	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 83,550,499 and 81,163,896 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	84	81
Additional paid-in capital	813,856	739,051
Accumulated other comprehensive income	662	1,373
Accumulated deficit	(57,759)	(19,395)
Total stockholders' equity	756,843	721,110
Total liabilities and stockholders' equity	$984,423	$990,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$71,531	$55,113	$208,898	$166,199
Professional services and other	4,653	4,828	15,134	14,135
Total revenue	76,184	59,941	224,032	180,334
Cost of revenue:
Subscription (exclusive of amortization shown below)	11,366	8,091	30,965	22,709
Professional services and other (exclusive of amortization shown below)	6,314	4,083	18,039	12,322
Amortization expense	6,811	5,177	18,697	14,723
Total cost of revenue	24,491	17,351	67,701	49,754
Gross profit	51,693	42,590	156,331	130,580
Operating expenses:
Sales and marketing	30,379	21,164	85,010	64,105
Research and development	18,476	12,224	58,870	35,849
General and administrative	17,278	10,633	51,278	34,230
Depreciation and amortization	4,340	4,223	13,032	12,705
Total operating expenses	70,473	48,244	208,190	146,889
Loss from operations	(18,780)	(5,654)	(51,859)	(16,309)
Other income (expense):
Interest expense	(490)	(605)	(1,196)	(1,835)
Other income (expense), net	(805)	1,271	(1,247)	716
Total other income (expense)	(1,295)	666	(2,443)	(1,119)
Loss before income taxes	(20,075)	(4,988)	(54,302)	(17,428)
Benefit for income taxes	8,624	4,061	15,938	8,937
Net loss	$(11,451)	$(927)	$(38,364)	$(8,491)
Net loss per share:
Basic and diluted	$(0.14)	$(0.01)	$(0.47)	$(0.11)
Weighted-average shares used in computing net loss per share:
Basic and diluted	82,174	80,692	81,849	80,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,451)	$(927)	$(38,364)	$(8,491)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,168)	502	(711)	(162)
Total other comprehensive income (loss)	(1,168)	502	(711)	(162)
Comprehensive loss	$(12,619)	$(425)	$(39,075)	$(8,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended September 30, 2021:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2021	82,086,665	$82	$771,332	$1,830	$(46,308)	$726,936
Net loss	—	—	—	—	(11,451)	(11,451)
Stock-based compensation	—	—	11,676	—	—	11,676
Exercise of stock options, net of tax withholding	3,000	—	36	—	—	36
Vesting of restricted stock units, net of tax withholding	199,949	1	(2,058)	—	—	(2,057)
Shares issued related to business combinations	1,260,885	1	32,870			32,871
Foreign currency translation adjustments, net of tax	—	—	—	(1,168)	—	(1,168)
Balances at September 30, 2021	83,550,499	$84	$813,856	$662	$(57,759)	$756,843

Three Months Ended September 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2020	80,444,507	$80	$729,602	$(1,063)	$(15,068)	$713,551
Net loss	—	—	—	—	(927)	(927)
Stock-based compensation	—	—	3,956	—	—	3,956
Exercise of stock options, net of tax withholding	318,818	1	2,980	—	—	2,981
Vesting of restricted stock units, net of tax withholding	240,182	—	(2,769)	—	—	(2,769)
Foreign currency translation adjustments, net of tax	—	—	—	502	—	502
Balances at September 30, 2020	81,003,507	$81	$733,769	$(561)	$(15,995)	$717,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Nine Months Ended September 30, 2021:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	81,163,896	$81	$739,051	$1,373	$(19,395)	$721,110
Net loss	—	—	—	—	(38,364)	(38,364)
Stock-based compensation	—	—	45,143	—	—	45,143
Reclassification of liability-classified awards upon settlement	—	—	3,089			3,089
Exercise of stock options, net of tax withholding	223,482	1	1,836	—	—	1,837
Vesting of restricted stock units, net of tax withholding	902,236	1	(8,133)	—	—	(8,132)
Shares issued related to business combinations	1,260,885	1	32,870			32,871
Foreign currency translation adjustments, net of tax	—	—	—	(711)	—	(711)
Balances at September 30, 2021	83,550,499	$84	$813,856	$662	$(57,759)	$756,843

Nine Months Ended September 30, 2020:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	79,632,500	$80	$718,446	$(399)	$(7,656)	$710,471
Cumulative-effect adjustment for adoption of ASU 2016-13					152	152
Net loss	—	—	—	—	(8,491)	(8,491)
Stock-based compensation	—	—	10,720	—	—	10,720
Exercise of stock options, net of tax withholding	1,104,481	1	7,372	—	—	7,373
Vesting of restricted stock units, net of tax withholding	266,526	—	(2,769)	—	—	(2,769)
Foreign currency translation adjustments, net of tax	—	—	—	(162)	—	(162)
Balances at September 30, 2020	81,003,507	$81	$733,769	$(561)	$(15,995)	$717,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(38,364)	$(8,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,729	27,428
Stock-based compensation expense	46,381	11,983
Amortization of deferred commissions	7,407	5,432
Amortization of deferred debt issuance costs	187	187
Operating leases, net	(576)	(105)
Deferred taxes	(16,259)	(11,391)
Other	179	400
Changes in operating assets and liabilities:
Accounts receivable	20,084	18,029
Contract assets	1,082	2,005
Deferred commissions	(13,173)	(5,766)
Prepaid expenses and other current assets	(960)	(2,869)
Other assets	(3,055)	(700)
Accounts payable	(1,086)	(322)
Accrued compensation	2,876	(9,017)
Accrued expenses and other	4,676	2,682
Deferred revenue	(3,001)	(9,515)
Net cash provided by operating activities	38,127	19,970
Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(80,191)	(4,703)
Purchases of property and equipment and other	(2,056)	(1,716)
Capitalized software development costs	(13,732)	(9,824)
Net cash used in investing activities	(95,979)	(16,243)
Cash flows from financing activities
Payment of acquisition-related holdbacks	(993)	(424)
Payment of offering costs	—	(295)
Proceeds from stock option exercises	1,936	9,027
Payment for tax withholding on equity awards	(8,231)	(4,422)
Proceeds from long-term debt	80,000	97,823
Payment of long-term debt	(110,000)	—
Net cash provided by (used in) financing activities	(37,288)	101,709
Effect of exchange rates on cash and cash equivalents and restricted cash	437	132
Net increase (decrease) in cash and cash equivalents and restricted cash	(94,703)	105,568
Cash and cash equivalents and restricted cash
Beginning of period	146,499	68,386
End of period	$51,796	$173,954
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,011	$1,728
Cash paid for taxes	290	931
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$107	$—
Reclassification of liability-classified awards upon settlement	3,089	—
Acquisition-related accruals	—	226
Acquisition-related receivables	413	—
Fair value of common stock issued as consideration for business combinations	32,871	—
Lease liabilities arising from right-of-use assets	—	2,717
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$51,025	$173,206
Restricted cash included in other noncurrent assets	771	748
Total cash and cash equivalents and restricted cash	$51,796	$173,954

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All amounts are reported in U.S. dollars. Certain amounts for the three and nine months ended September 30, 2020 have been reclassified to conform with current period presentation.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.

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

2.       Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2021. The following describes the impact of certain policies.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Subscription term-based licenses:
Multi-year subscription term-based licenses	$30,456	$22,974	$86,685	$68,103
1-year subscription term-based licenses	13,192	11,944	46,000	40,276
Total subscription term-based licenses	43,648	34,918	132,685	108,379
Subscription SaaS	15,343	9,857	40,754	27,273
Maintenance and support	12,540	10,338	35,459	30,547
Total subscription revenue	71,531	55,113	208,898	166,199
Professional services and other	4,653	4,828	15,134	14,135
Total revenue	$76,184	$59,941	$224,032	$180,334

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
United States	$54,654	$41,818	$165,459	$129,473
International	21,530	18,123	58,573	50,861
Total revenue	$76,184	$59,941	$224,032	$180,334

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended September 30, 2021 and 2020 or the nine months ended September 30, 2021 and 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$68,114	$84,640	$73,791	$86,010
Ending balance	72,698	83,945	72,698	83,945
Change	$4,584	$(695)	$(1,093)	$(2,065)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$47,719	$39,964	$52,398	$47,507
Ending balance	49,734	37,992	49,734	37,992
Change	$2,015	$(1,972)	$(2,664)	$(9,515)

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three and nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Deferred revenue recognized as revenue	$7,439	$5,314	$45,475	$40,529

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of September 30, 2021, the Company had $192.1 million of transaction price allocated to remaining performance obligations, of which 83% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$19,464	$13,095	$15,929	$13,670
Additions to deferred commissions	4,964	2,580	13,173	5,766
Amortization of deferred commissions	(2,733)	(1,671)	(7,407)	(5,432)
Ending balance	$21,695	$14,004	$21,695	$14,004

Deferred commissions, current	$8,037	$5,773	$8,037	$5,773
Deferred commissions, noncurrent	13,658	8,231	13,658	8,231
Total deferred commissions	$21,695	$14,004	$21,695	$14,004

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.       Allowances for Expected Credit Losses

The following table presents the changes in allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021

	(in thousands)
Beginning balance	$645	$88	$828	$87
Provision for credit losses, net of recoveries	130	(12)	137	26
Write-offs	(38)	—	(228)	(37)
Ending balance	$737	$76	$737	$76

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

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$20,004	$—	$—	$20,004

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$113,083	$—	$—	$113,083

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.   Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Computer equipment	$7,389	$6,581
Furniture and fixtures	3,890	3,887
Purchased computer software	785	785
Leasehold improvements	7,926	7,818
Other	448	448
Property and equipment, gross	20,438	19,519
Less: Accumulated depreciation	(12,101)	(10,073)
Property and equipment, net	$8,337	$9,446

Depreciation expense was $0.9 million for each of the three months ended September 30, 2021 and 2020. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $2.7 million and $2.8 million, respectively.

The Company’s long-lived assets are composed of property and equipment, net and operating lease right-of-use assets, and are summarized by geographic area as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
United States	$15,744	$18,367
United Kingdom	2,161	2,410
International	3,640	4,288
Total long-lived assets	$21,545	$25,065

7.   Business Combinations

Singular Key, Inc. Acquisition

On September 27, 2021, the Company acquired 100% of the voting equity interest in Singular Key, Inc. (“Singular Key”). Singular Key is a leader in no-code identity and security orchestration. Singular Key streamlines the integration of identity services, providing a no-code method of creating workflows across multiple identity platforms, including identity verification, fraud, risk, access management, privileged access and identity governance into a unified identity fabric. The purpose of this acquisition was to accelerate the Company’s entry into the identity orchestration arena.

The total purchase price was $73.2 million, net of cash acquired, which consisted of the following:

Fair Value
(in thousands)
Cash, net of cash acquired	$40,314
Common stock issued	32,871
Total	$73,185

The fair market value of the 1,260,885 common shares issued as consideration was determined based on the lowest trading price of a Ping Identity common share on the New York Stock Exchange on the acquisition date of September 27, 2021.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	September 27, 2021	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$21,480	4 years
Goodwill	56,921	Indefinite
Other assets	58
Total assets acquired	78,459
Other liabilities	(46)
Deferred tax liability	(5,228)
Total liabilities assumed	(5,274)
Net assets acquired, excluding cash	$73,185

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating Singular Key into the PingOne Cloud Platform. The integration of Singular Key capabilities is expected to enable customers to improve deployment speed, accelerate cloud migration, reduce costs and lower the risk associated with vendor lock-in. None of the goodwill is deductible for tax purposes. The Company incurred $0.7 million of acquisition-related expenses in conjunction with the Singular Key acquisition, which are included in general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

Additional information around the Singular Key acquisition, such as that related to income tax and other contingencies existing as of the acquisition date but unknown to the Company, may become known during the remainder of the measurement period, not to exceed one year from the acquisition date, which may result in changes to the amounts and allocations recorded.

SecuredTouch, Inc. Acquisition

On June 20, 2021, the Company acquired 100% of the voting equity interest in SecuredTouch, Inc. (“SecuredTouch”). SecuredTouch is a leader in fraud and bot detection and mitigation, which leverages behavioral biometrics, artificial intelligence, machine learning, and deep learning to provide identity, risk, and fraud teams early visibility into potential malicious activity happening across digital properties. The purpose of this acquisition was to accelerate the Company’s cloud-delivered intelligent-identity solutions that combat malicious behavior such as bots, emulators, and account takeover.

The total purchase price was $39.5 million, net of cash acquired and a $0.4 million post-closing purchase price adjustment. The purchase price required to be paid by Ping Identity was reduced by $0.4 million as a result of changes to SecuredTouch’s originally estimated working capital balances. The $0.4 million receivable representing the post-closing purchase price adjustment was recorded in the third quarter of 2021, and is included in other current assets on the condensed consolidated balance sheet as of September 30, 2021.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	June 20, 2021	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$8,300	4 years
Goodwill	31,900	Indefinite
Other assets	157
Total assets acquired	40,357
Deferred revenue	(337)
Other liabilities	(556)
Total liabilities assumed	(893)
Net assets acquired, excluding cash	$39,464

Goodwill is primarily attributable to the workforce acquired and the expected synergies arising from integrating SecuredTouch into the Ping Intelligent Identity Platform to provide customers a more comprehensive offering that extends past traditional workforce use case and accelerates Ping’s cloud-delivered intelligent identity solutions that combat malicious behavior. None of the goodwill is deductible for tax purposes. The Company incurred $0.1 million and $0.5 million of acquisition-related expenses in conjunction with the SecuredTouch acquisition, which are included in general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.

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

Additional Acquisition Related Information

The operating results of Singular Key, SecuredTouch, Symphonic and ShoCard are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition. Revenue and earnings of Singular Key, SecuredTouch, Symphonic and ShoCard since their respective dates of acquisition and pro forma results of operations have not been prepared because the effect of the acquisitions were not material to the condensed consolidated statements of operations.

8.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2020 to September 30, 2021 were as follows (in thousands):

Beginning balance	$441,150
Additions to goodwill related to acquisitions	88,821
Foreign currency translation adjustment	(335)
Ending balance	$529,636

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s intangible assets as of September 30, 2021 were as follows:

	September 30, 2021
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$149,120	$(67,435)	$81,685
Customer relationships	95,131	(39,425)	55,706
Trade names	56,774	(29,680)	27,094
Product backlog	632	(225)	407
Capitalized internal-use software	50,432	(19,986)	30,446
Other intangible assets	1,425	(793)	632
Total intangible assets	$353,514	$(157,544)	$195,970

The Company’s intangible assets as of December 31, 2020 were as follows:

	December 31, 2020
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$119,450	$(55,826)	$63,624
Customer relationships	95,135	(33,724)	61,411
Trade names	56,718	(25,424)	31,294
Product backlog	642	(42)	600
Capitalized internal-use software	35,841	(12,949)	22,892
Other intangible assets	1,199	(598)	601
Total intangible assets	$308,985	$(128,563)	$180,422

The Company capitalized $5.5 million and $3.2 million of internal-use software costs during the three months ended September 30, 2021 and 2020, respectively, which included $0.3 million and $0.2 million of stock-based compensation costs, respectively. The Company capitalized $14.6 million and $10.4 million of internal-use software costs during the nine months ended September 30, 2021 and 2020, respectively, which included $0.9 million and $0.5 million of stock-based compensation costs, respectively.

Amortization expense for the three months ended September 30, 2021 and 2020 was $10.2 million and $8.5 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $29.0 million and $24.7 million, respectively.

As of September 30, 2021, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	September 30, 2021
(in thousands)
2021 (remaining three months)	$11,693
2022	45,691
2023	43,150
2024	39,637
2025	27,290
Thereafter	28,509
Total	$195,970

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.       Debt

In December 2019, Roaring Fork Intermediate, LLC and Ping Identity Corporation, each a wholly-owned subsidiary of Ping Identity Holding Corp., and certain of their subsidiaries, entered into a credit agreement, as amended on August 11, 2020 and further amended on April 20, 2021 (as amended, the “Credit Agreement”) with the financial institutions identified therein as lenders, including Bank of America, N.A., as administrative agent, and BofA Securities, Inc. and RBC Capital Markets as joint lead arrangers. The Credit Agreement provides for a senior revolving line of credit in a principal committed amount of $150.0 million (the “Revolving Credit Facility”), with the option to request term loan facilities in a minimum amount of $10 million for each facility if certain conditions are met. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company, and borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The Credit Agreement contains certain customary events of default and customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company to incur additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions. In addition, under the terms of the Credit Agreement, the Company must adhere to certain financial covenants, including (i) a senior secured net leverage ratio, which shall not be more than 3.50 to 1.00, provided that the maximum ratio shall be increased to 4.00 to 1.00 during a fiscal year in which a Material Acquisition (as defined in the Credit Agreement) has been consummated, and (ii) a consolidated interest coverage ratio, which shall not be less than 3.50 to 1.00. As of September 30, 2021, the Company was in compliance with all financial covenants.

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

The Revolving Credit Facility matures on December 12, 2024 and bears interest at the option of the Company at a rate per annum equal to either (i) a base rate, which is equal to the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% and (c) the adjusted LIBO rate for a one month interest period plus 1%, or (ii) the adjusted LIBO rate equal to the LIBO rate for the interest period multiplied by the statutory reserve rate, plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement), which ranges from (i) 0.25% to 1.0% per annum for base rate loans and (ii) 1.25% to 2.0% per annum for LIBO rate loans, in each case, depending on the senior secured net leverage ratio. The interest rate as of September 30, 2021 was 1.33%. The Company will also pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% of the average daily amount of the available amount to be borrowed under the Credit Agreement per annum, based on the senior secured net leverage ratio.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognized $0.4 million and $0.5 million in interest expense for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized $1.0 million and $1.6 million in interest expense, respectively.

As of September 30, 2021 and December 31, 2020, the Company’s outstanding long-term debt balance representing borrowings under the Credit Agreement was $119.2 million and $149.0 million, respectively (net of debt issuance costs of $0.8 million and $1.0 million, respectively). Debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method. During each of the three months ended September 30, 2021 and 2020, the Company amortized $0.1 million of debt issuance costs. During each of the nine months ended September 30, 2021 and 2020, the Company amortized $0.2 million of debt issuance costs.

Future principal payments on outstanding borrowings as of September 30, 2021 are as follows:

Year Ending December 31,	September 30, 2021
(in thousands)
2021 (remaining three months)	$—
2022	—
2023	—
2024	120,000
2025	—
Thereafter	—
Total	$120,000

10.   Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded $8.6 million and $4.1 million as its benefit for income taxes, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded $15.9 million and $8.9 million as its benefit for income taxes, respectively. The Company’s calculation of its benefit for income taxes is dependent in part on forecasts of full-year results and key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is also subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments. The increase in the tax benefit for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 primarily relates to a larger expected pre-tax loss in 2021 as compared to 2020, the release of a foreign valuation allowance, the partial release of a domestic valuation allowance, and an increase in R&D and other credits recorded in the three and nine months ended September 30, 2021. The increase in tax benefit for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was partially offset by a valuation allowance recorded against our U.S. deferred tax assets during the first quarter of 2021.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

dividends or payments in the event of liquidation or dissolution on a per share basis. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of September 30, 2021 and December 31, 2020, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

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

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. At September 30, 2021, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 14,131,549 shares.

Stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Subscription cost of revenue	$418	$166	$1,466	$486
Professional services and other cost of revenue	398	98	1,418	281
Sales and marketing	3,645	1,169	12,686	3,209
Research and development	3,816	1,602	16,975	3,788
General and administrative	3,689	1,546	13,836	4,219
Total	$11,966	$4,581	$46,381	$11,983

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

The conversion of the previously outstanding LTIP grants into time-based vesting RSUs resulted in the recognition of $12.8 million of stock-based compensation expense during the nine months ended September 30, 2021. Expense recognized related to the RSUs subject to performance and market conditions is discussed in more detail below.

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

During the three months ended September 30, 2021 and 2020, the Company recognized $0.6 million and $0.8 million of stock-based compensation expense, respectively, related to these awards. During the nine months ended September 30, 2021, the Company recognized $2.1 million and $1.8 million of stock-based compensation expense, respectively, related to these awards.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. Additionally, the Company granted time-based vesting RSUs converted from the previously outstanding cash-based LTIP grants and those issued in connection with the ShoCard acquisition. The weighted-average grant-date fair value of RSUs granted during the three months ended September 30, 2021, was $24.18. No RSUs were granted during the three months ended September 30, 2020. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2021 and 2020 was $23.54 and $20.63, respectively. The total intrinsic value of RSUs that vested during the three months ended September 30, 2021 and 2020 was $7.1 million and $10.1 million, respectively. The total intrinsic value of RSUs that vested during the nine months ended September 30, 2021 and 2020 was $29.1 million and

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$10.7 million, respectively. As of September 30, 2021, there was $66.0 million of total unamortized compensation, which will be recognized over the remaining weighted-average vesting period of 2.9 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2020	2,504,148	$19.84
Granted	2,031,295	22.72
Converted from LTIP grant	474,095	27.06
Forfeited/canceled	(234,504)	19.47
Vested	(1,256,812)	22.72
Unvested as of September 30, 2021	3,518,222	$21.47

Performance Stock Units

As previously discussed, during the nine months ended September 30, 2021, the Company granted 948,250 restricted stock units in connection with the conversion of previously outstanding LTIP grants, with 474,155 of these restricted stock units subject to performance and market conditions (“PSUs”). These PSUs are expected to vest following both (i) registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. These awards were valued at the date of grant at $19.94 per share using a Monte Carlo simulation. In the second quarter of 2021, these PSUs were determined to be probable of vesting. The Company recognized $2.9 million and $6.9 million in stock-based compensation during the three and nine months ended September 30, 2021, respectively, related to these PSUs. As of September 30, 2021, there was $2.1 million of total unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated vesting period of 0.2 years.

Additionally, on April 1, 2021, the Company granted 208,806 PSUs under the 2019 Omnibus Incentive Plan, which will be earned only if the Company meets specific internal performance targets within a two-year period. The number of awards that ultimately vest could be 0% if the minimum hurdle is not achieved, or 50% or 100% of total shares granted, depending on the Company’s achievement of internal performance targets. The grant-date fair value of these PSUs was $21.93. As of September 30, 2021, there was $1.3 million of total unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated weighted-average vesting period of 0.9 years.

No PSUs vested during the nine months ended September 30, 2021.

A summary of the status of the Company’s unvested PSUs and activity for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2020	—	$—
Granted	682,961	20.55
Forfeited/canceled	(40,951)	20.86
Unvested as of September 30, 2021	642,010	$20.53

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

No stock options were granted during the three or nine months ended September 30, 2021 or 2020. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	4,044,616	$9.49	6.5	$77,454
Granted	—	—
Forfeited/canceled	(221,563)	8.25
Exercised	(235,833)	9.04		5,206
Outstanding as of September 30, 2021	3,587,220	$9.60	5.7	$53,713

As of September 30, 2021:
Vested and expected to vest	3,587,220	$9.60	5.7	$53,713
Vested and exercisable	1,758,021	$9.07	5.5	$27,254

Time-based options vest over four years with 25% vesting one year after grant and the remainder vesting ratably on a quarterly basis thereafter. Vesting of the time-based options accelerates and the stock options become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. In the second quarter of 2021, achievement of these conditions was determined to be probable. As of September 30, 2021, total unamortized compensation related to the time-based awards was $0.7 million. This expense will be recognized over the shorter of (i) the remaining explicit service term or (ii) the estimated period over which the performance condition is expected to be satisfied, with a remaining weighted-average vesting period of 0.2 years.

The vesting conditions of the options subject to performance and market conditions provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. In the second quarter of 2021, these awards were determined to be probable of vesting. The Company recognized $0.7 million and $6.1 million in stock-based compensation expense during the three and nine months ended September 30, 2021, respectively, related to these options. The remaining $0.5 million of total unamortized compensation expense is expected to be recognized over the remaining estimated vesting period of approximately 0.2 years.

13.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which previously owned a majority of the Company. During the year ended December 31, 2020, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of December 31, 2020. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista during the three and nine months ended September 30, 2021 and 2020.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.   Commitments and Contingencies

Letters of Credit

As of September 30, 2021 and December 31, 2020, the Company had outstanding letters of credit under an office lease agreement that totaled $0.8 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at September 30, 2021 and December 31, 2020.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of September 30, 2021 were approximately $9.3 million for periods through 2025.

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

The Company made contributions to its employee benefit plans of $0.9 million and $0.8 million during the three months ended September 30, 2021 and 2020, respectively. The Company made contributions to its employee benefit plans of $2.8 million and $2.3 million during the nine months ended September 30, 2021 and 2020, respectively.

Litigation

From time to time, the Company may be subject to various claims, charges and litigation. The Company records a liability when it is both probable that a liability will be incurred and the amount of the loss can be reasonably estimated. The Company maintains insurance to cover certain actions and believes that resolution of such claims, charges, or litigation will not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company has evaluated all pending litigation and determined that probability of loss is remote, therefore no liabilities have been accrued.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net loss	$(11,451)	$(927)	$(38,364)	$(8,491)
Denominator:
Weighted-average common stock outstanding - basic and diluted	82,174	80,692	81,849	80,203
Net loss per share:
Basic and diluted	$(0.14)	$(0.01)	$(0.47)	$(0.11)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
RSUs	3,518	2,411	3,518	2,411
Stock options	2,068	2,544	2,068	2,544
Other awards	112	173	112	173
Total antidilutive shares	5,698	5,128	5,698	5,128

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

Our offerings are predominantly priced based on the solution, use case and number of identities. We sell our platform through subscription-based contracts, and substantially all of our customers pay annually in advance. We sell our solutions primarily through direct sales, which are enhanced by collaboration with our channel partners, resellers, system integrators and technology partners. This includes sourcing new leads, aiding in pre-sale processes (such as proof of concepts, demos or requests for proposals) and reselling our solutions to customers. We also leverage a number of our channel partners and system integrators to provide the implementation services for some of our larger and more complex deployments, significantly increasing the time-to-value for our customers and maximizing the efficiency of our go-to-market efforts.

Impact of COVID-19

COVID-19 continues to disrupt the business of our customers and partners and we expect that it will continue to impact our business and consolidated results of operations and financial condition in the next quarters. The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity with a corresponding decrease in demand for certain goods and services, including from our own customers, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time. To add to the continued uncertainty, it is unclear what an economic recovery will look like after this unprecedented economic shutdown. We have endeavored to follow recommended actions of government and health authorities to protect our employees worldwide. For example, as of October 29, 2021, the majority of our employees continue working remotely. While we have not incurred significant disruptions in providing our services from the COVID-19 pandemic, we are unable to predict the long-term extent of the impact on our business due to numerous uncertainties, including but not limited to, vaccination programs, virus variants, actions taken by governmental authorities, the continued impact to our customers and partners and other factors as described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Specifically, during the first nine months of 2021, we continued to experience overall strong engagement with enterprise customers as continued work-from-home and increased virtual customer engagement highlighted the need for modernization of their identity security infrastructure.

While we continued to see limited effects of the COVID-19 pandemic on our results of operations and overall financial performance for the three and nine months ended September 30, 2021, the total effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods and such effect is uncertain. COVID-19 restrictions were lifted in many parts of the U.S. during the three and nine months ended September 30, 2021, which had a positive impact on our financial performance during that period, but we cannot predict the effect that variants of COVID-19, and any new restrictions related to such variants, will have on our business and our financial performance. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, establishing valuation allowances based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair values of assets acquired and liabilities assumed in business combinations, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business and our condensed consolidated results of operations and financial condition.

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

Increasing the Size of our Customer Base

We believe there is significant opportunity to increase market adoption of our platform by new customers. Our SSO, Access Security and Directory solutions often replace legacy and homegrown systems. We also have significant greenfield opportunities with our MFA, Data Governance, API Intelligence, fraud detection, risk management, and identity verification solutions and the IoT use case. To increase our customer base, we plan to expand our sales force and channel partner network, both domestically and internationally, enhance our marketing efforts and target new buyers. For example, we have extended our cloud-based offering to target developers, who represent a new potential buyer for us. Over time, we believe sales to developers could increase the size of our customer base.

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

The table below sets forth our ARR as of the end of September 30, 2021 and 2020, respectively.

	September 30,		Change
	2021	2020	$	%

	(dollars in thousands)
ARR	$289,615	$242,594	$47,021	19%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 112% at September 30, 2021. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA, fraud detection, risk management and identity verification, will continue to support our high dollar-based net retention rate.

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

Our customers with ARR over $250,000 increased from 252 at September 30, 2020 to 288 at September 30, 2021, representing a year-over-year growth rate of 14%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$38,127	$19,970
Less:
Purchases of property and equipment	(2,056)	(1,716)
Capitalized software development costs	(13,732)	(9,824)
Free Cash Flow	$22,339	$8,430
Net cash used in investing activities	$(95,979)	$(16,243)
Net cash provided by (used in) financing activities	$(37,288)	$101,709
Cash paid for interest	$1,011	$1,728

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Gross profit	$51,693	$42,590	$156,331	$130,580
Amortization expense	6,811	5,177	18,697	14,723
Stock-based compensation expense	816	264	2,884	767
Non-GAAP Gross Profit	$59,320	$48,031	$177,912	$146,070

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

For the three months ended September 30, 2021 and 2020, 57% and 58%, respectively, of our revenue was from subscription term-based licenses. For the nine months ended September 30, 2021 and 2020, 59% and 60%, respectively, of our revenue was from subscription term-based licenses. We expect that a majority of our revenue will be from subscription term-based licenses for the foreseeable future. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

●	the type of new and renewed subscriptions (i.e., term-based or SaaS); and
●	the duration of new and renewed term-based subscriptions.

While the number of new and increased subscriptions during a period impacts our subscription revenue growth, the type and duration of those subscriptions has a significantly greater impact on the amount and timing of revenue recognized in a period. Subscription revenue from term-based licenses is recognized at the beginning of the subscription term, while subscription revenue from SaaS and support and maintenance is recognized ratably over the subscription term. As a result, our revenue may fluctuate due to the timing of term-based licensing transactions. In addition, keeping other factors constant, when the percentage of subscription term-based licenses to total subscriptions sold or renewed in a period increases relative to the prior period, revenue growth will increase. Conversely, when the percentage of subscription SaaS and support and maintenance to total subscriptions sold or renewed in a period increases, revenue growth will generally decrease. Additionally, a multi-year subscription term-based license will generally result in greater revenue recognition up-front relative to a one-year subscription term-based license. Therefore, keeping other factors constant, revenue growth will also trend higher in a period where the percentage of multi-year subscription term-based licenses to total subscription term-based licenses increases. In the three and nine months ended September 30, 2021, as customers elected longer contract durations in response to the strengthening economic outlook and easing of COVID-19 restrictions, multi-year subscription term-based license revenue increased as a percentage of total subscription term-based license revenue, which resulted in higher revenue growth. There is no guarantee that our customers will continue electing contracts with longer durations in future periods even if economic conditions continue to improve.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue:
Subscription	$71,531	$55,113	$208,898	$166,199
Professional services and other	4,653	4,828	15,134	14,135
Total revenue	76,184	59,941	224,032	180,334
Cost of revenue:
Subscription (exclusive of amortization shown below)(1)	11,366	8,091	30,965	22,709
Professional services and other (exclusive of amortization shown below)(1)	6,314	4,083	18,039	12,322
Amortization expense	6,811	5,177	18,697	14,723
Total cost of revenue	24,491	17,351	67,701	49,754
Gross profit	51,693	42,590	156,331	130,580
Operating expenses:
Sales and marketing(1)	30,379	21,164	85,010	64,105
Research and development(1)	18,476	12,224	58,870	35,849
General and administrative(1)	17,278	10,633	51,278	34,230
Depreciation and amortization	4,340	4,223	13,032	12,705
Total operating expenses	70,473	48,244	208,190	146,889
Loss from operations	(18,780)	(5,654)	(51,859)	(16,309)
Other income (expense):
Interest expense	(490)	(605)	(1,196)	(1,835)
Other income (expense), net	(805)	1,271	(1,247)	716
Total other income (expense)	(1,295)	666	(2,443)	(1,119)
Loss before income taxes	(20,075)	(4,988)	(54,302)	(17,428)
Benefit for income taxes	8,624	4,061	15,938	8,937
Net loss	$(11,451)	$(927)	$(38,364)	$(8,491)
(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Subscription cost of revenue	$418	$166	$1,466	$486
Professional services and other cost of revenue	398	98	1,418	281
Sales and marketing	3,645	1,169	12,686	3,209
Research and development	3,816	1,602	16,975	3,788
General and administrative	3,689	1,546	13,836	4,219
Total	$11,966	$4,581	$46,381	$11,983

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	94%	92%	93%	92%
Professional services and other	6	8	7	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	15	13	14	13
Professional services and other (exclusive of amortization shown below)	8	7	8	7
Amortization expense	9	9	8	8
Total cost of revenue	32	29	30	28
Gross profit	68	71	70	72
Operating expenses:
Sales and marketing	39	36	38	35
Research and development	24	20	26	20
General and administrative	23	18	23	19
Depreciation and amortization	6	7	6	7
Total operating expenses	92	81	93	81
Loss from operations	(24)	(10)	(23)	(9)
Other income (expense):
Interest expense	(1)	—	—	—
Other income (expense), net	(1)	2	(1)	—
Total other income (expense)	(2)	2	(1)	—
Loss before income taxes	(26)	(8)	(24)	(9)
Benefit for income taxes	11	6	7	5
Net loss	(15)%	(2)%	(17)%	(4)%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Revenue:
Subscription	$71,531	$55,113	$16,418	30%	$208,898	$166,199	$42,699	26%
Professional services and other	4,653	4,828	(175)	(4)	15,134	14,135	999	7
Total revenue	$76,184	$59,941	$16,243	27%	$224,032	$180,334	$43,698	24%

Total revenue increased by $16.2 million, or 27%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The revenue growth was attributable to an increase in subscription revenue of $16.4 million, discussed further below. This increase was partially offset by a decrease in professional services and other revenue of $0.2 million.

Total revenue increased by $43.7 million, or 24%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. 98% of the increase was due to an increase in subscription revenue of $42.7 million, discussed further below. The remaining growth was attributable to an increase in professional services and other revenue of $1.0 million primarily due to an increase of $1.1 million in event sponsorship revenue from our live Identiverse conference in the second quarter of 2021, which was conducted virtually in the prior year as a result of COVID-19.

The table below sets forth the components of subscription revenue for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$30,456	$22,974	$7,482	33%	$86,685	$68,103	$18,582	27%
1-year subscription term-based licenses	13,192	11,944	1,248	10	46,000	40,276	5,724	14
Subscription term-based licenses	43,648	34,918	8,730	25	132,685	108,379	24,306	22
Subscription SaaS	15,343	9,857	5,486	56	40,754	27,273	13,481	49
Maintenance and support	12,540	10,338	2,202	21	35,459	30,547	4,912	16
Total subscription revenue	$71,531	$55,113	$16,418	30%	$208,898	$166,199	$42,699	26%

Subscription revenue increased by 30%, or $16.4 million, and 26%, or $42.7 million, in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively. Total subscription revenue increased as a result of a greater amount of new and renewing subscriptions in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Remaining changes to subscription revenue were primarily due to the following:

Change in subscription type.    The following table sets forth the components of subscription revenue expressed as a percentage of total subscription revenue:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
Subscription term-based licenses	61%	63%	(2)%	63%	65%	(2)%
Subscription SaaS	21	18	3	20	16	4
Maintenance and support	18	19	(1)	17	19	(2)
Total subscription revenue	100%	100%		100%	100%

Subscription term-based license revenue as a percentage of subscription revenue decreased from 63% and 65% for the three and nine months ended September 30, 2020, respectively, to 61% and 63% for the three and nine months ended September 30, 2021, respectively. Subscription SaaS as a percentage of total subscription revenue increased from 18% and 16% in the three and nine months ended September 30, 2020 to 21% and 20% in the three and nine months ended September 30, 2021, respectively. Maintenance and support as a percentage of total subscription revenue decreased from 19% for each of the three and nine months ended September 30, 2020 to 18% and 17% for the three and nine months ended September 30, 2021, respectively.

Additionally, subscription SaaS revenue increased by 56%, or $5.5 million, and 49%, or $13.5 million, in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increase in subscription SaaS revenue overall, and as a percentage of total subscription revenue, was primarily driven by the increased adoption of our SaaS solutions. This resulted in greater deferral of revenue from subscriptions entered into or renewed during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. We expect subscription SaaS to continue to gradually increase as a percentage of total subscription revenue in future periods, resulting in greater deferral of revenue in the period in which the subscription is contracted.

Change in term-based subscription duration.   The following table sets forth the components of subscription term-based licenses expressed as a percentage of total subscription term-based licensed revenue:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
Multi-year subscription term-based licenses	70%	66%	4%	65%	63%	2%
1-year subscription term-based licenses	30	34	(4)	35	37	(2)
Total subscription term-based licenses	100%	100%		100%	100%

Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 66% in the three months ended September 30, 2020 to 70% in the three months ended September 30, 2021. Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 63% in the nine months ended September 30, 2020 to 65% in the nine months ended September 30, 2021. This resulted in more upfront revenue recognition from multi-year subscriptions entered into or renewed during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, as customers elected longer contract durations in response to the strengthening economic outlook and easing of COVID-19 restrictions during the three and nine months ended September 30, 2021. There is no guarantee that our customers will continue electing contracts with longer durations in future periods even if economic conditions continue to improve.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$11,366	$8,091	$3,275	40%	$30,965	$22,709	$8,256	36%
Professional services and other (exclusive of amortization shown below)	6,314	4,083	2,231	55	18,039	12,322	5,717	46
Amortization expense	6,811	5,177	1,634	32	18,697	14,723	3,974	27
Total cost of revenue	$24,491	$17,351	$7,140	41%	$67,701	$49,754	$17,947	36%

Subscription cost of revenue increased by $3.3 million, or 40%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. $2.2 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions.  $0.7 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. The remaining increase was primarily related to an increase in stock-based compensation.

Subscription cost of revenue increased by $8.3 million, or 36%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. $4.7 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions. $2.4 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $1.0 million of the increase was attributable to an increase in stock-based compensation.

Professional services and other cost of revenue increased $2.2 million, or 55%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. $1.8 million of the increase was primarily attributable to an increase in headcount and an increase in partner-related costs to support the growth in our business. The remaining increase was primarily related to an increase in stock-based compensation.

Professional services and other cost of revenue increased by $5.7 million, or 46%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. $4.5 million of the increase was primarily attributable to an increase in headcount and an increase in partner-related costs to support the growth in our business. $1.1 million of the increase was attributable to an increase in stock-based compensation.

Amortization expense increased by $1.6 million, or 32%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Amortization expense increased by $4.0 million, or 27%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was attributable primarily to increases in the amortization of our capitalized software of $0.8 million and $2.4 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, respectively. The remaining increase in amortization expense was primarily related to increases in the amortization of developed technology resulting from our acquisitions in 2020 and 2021 of $0.9 million and $1.7 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, respectively. See further discussion of these acquisitions in Note 7 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$30,379	$21,164	$9,215	44%	$85,010	$64,105	$20,905	33%
Research and development	18,476	12,224	6,252	51	58,870	35,849	23,021	64
General and administrative	17,278	10,633	6,645	62	51,278	34,230	17,048	50
Depreciation and amortization	4,340	4,223	117	3	13,032	12,705	327	3
Total operating expenses	$70,473	$48,244	$22,229	46%	$208,190	$146,889	$61,301	42%

Sales and Marketing.     Sales and marketing expenses increased by $9.2 million, or 44%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. $4.3 million of the increase was primarily attributable to an increase in headcount related to the expansion of our sales force and our marketing department. $2.5 million of the increase was attributable to an increase in stock-based compensation expense primarily related to equity awards granted in the current year. Additionally, promotional expenses increased by $1.6 million primarily due to additional spend around branding and awareness campaigns. The remaining increase was primarily related to an increase in travel as COVID-19 restrictions continued to ease.

Sales and marketing expenses increased by $20.9 million, or 33%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. $9.5 million of the increase was attributable to an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily related to equity awards granted in 2021 as well as expense recognized for the options and restricted stock units subject to performance and market conditions determined to be probable of vesting in the second quarter of 2021 (“market-based options” and “market-based PSUs”), as further described in Note 12 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. $8.2 million of the increase was primarily attributable to an increase in headcount related to the expansion of our sales force and our marketing department. Additionally, promotional and partner and consulting expenses increased by $3.9 million primarily due to additional spend around branding and awareness campaigns and the live Identiverse conference held in the second quarter of 2021. These increases were offset by a decrease in travel and other event-related costs of $0.8 million due to COVID-19 restrictions in the first quarter of 2021.

Research and Development.    Research and development expenses increased by $6.3 million, or 51%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. $4.1 million of the increase was primarily attributable to an increase in headcount to enhance and expand our solutions. $2.2 million of the increase was attributable to an increase in stock-based compensation expense, primarily related to market-based PSUs and equity awards granted in 2021. Partner and consulting costs increased $1.3 million primarily to support the design and expansion of our SaaS offerings. The increase in research and development expense was offset by an increase of $2.2 million related to employee costs that were capitalized as software development costs in the three months ended September 30, 2021 as compared to September 30, 2020. The remaining increase was primarily due to an increase in cloud-based hosting costs largely associated with the development and configuration of our cloud-based solutions.

Research and development expenses increased by $23.0 million, or 64%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. $13.2 million of the increase was attributable to an increase in stock-based compensation expense primarily related to the conversion of previously outstanding LTIP awards into time-based vesting RSUs in the first quarter of 2021, along with expense recognized for market-based PSUs and equity awards granted in 2021. $11.4 million of the increase was primarily attributable to an increase in headcount to enhance and expand our solutions. Partner and consulting costs increased $3.0 million primarily to support the design and growth of our SaaS offerings. The increase in research and development expense was offset by an increase of $5.2 million related to employee costs that were capitalized as software development costs in the nine months ended September 30, 2021 as compared to September 30, 2020. The remaining increase was primarily due to an increase in cloud-based hosting costs largely associated with the development and configuration of our cloud-based solutions.

General and Administrative.     General and administrative expenses increased by $6.6 million, or 62%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. $2.6 million of the increase was primarily attributable to an increase in headcount to support growth in our business. $2.1 million of the increase was attributable to an increase in stock-based compensation expense primarily related to equity awards granted in 2021. $0.7 million of the increase was related to expenses incurred in connection with the acquisition of Singular Key. The remaining increase was primarily due to general operating costs incurred to support growth in our business.

General and administrative expenses increased by $17.0 million, or 50%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. $9.6 million of the increase was attributable to an increase in stock-based compensation expense primarily related to market-based PSUs and options, and equity awards granted in 2021. $4.6 million of the increase was primarily attributable to an increase in headcount to support growth in our business. Consulting costs increased by $0.6 million, primarily due to expenses incurred related to strategic planning, and acquisition-related expenses increased by $0.6 million due to the acquisitions of SecuredTouch and Singular Key in June and September 2021, respectively. The remaining increase was primarily due to general operating costs incurred to support growth in our business.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Interest expense	$(490)	$(605)	$115	(19)%	$(1,196)	$(1,835)	$639	(35)%
Other income (expense), net	(805)	1,271	(2,076)	(163)	(1,247)	716	(1,963)	(274)
Total other income (expense)	$(1,295)	$666	$(1,961)	(294)%	$(2,443)	$(1,119)	$(1,324)	118%

Interest Expense.     Interest expense decreased by $0.1 million, or 19%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was attributable primarily to the reduction in our average debt outstanding during the third quarter of 2021 as compared to 2020. A decrease in the weighted average interest rate, from 1.4% for the three months ended September 30, 2020 to 1.3% for the three months ended September 30, 2021, also contributed to the decrease in interest during the period.

Interest expense decreased by $0.6 million, or 35%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was attributable primarily to the reduction in our average debt outstanding during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. A decrease in the weighted average interest rate, from 1.9% for the nine months ended September 30, 2020 to 1.4% for the nine months ended September 30, 2021, also contributed to the decrease in interest during the period.

Other Income (Expense), Net.     Other income (expense), net decreased by $2.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was attributable primarily to a change in the amount of foreign currency gains and losses, from a gain of $1.2 million in the three months ended September 30, 2020 to a loss of $0.8 million in the three months ended September 30, 2021.

Other income (expense), net decreased by $2.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was attributable primarily to a change in the amount of foreign currency gains and losses, from a gain of $0.5 million in the nine months ended September 30, 2020 compared to a loss of $1.3 million in the nine months ended September 30, 2021.

Benefit for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Benefit for income taxes	$8,624	$4,061	$4,563	112%	$15,938	$8,937	$7,001	78%

Our benefit for income taxes was $8.6 million and $4.1 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, our benefit for income taxes was $15.9 million and $8.9 million, respectively. The increase in the tax benefit for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 primarily relates to a larger expected pre-tax loss in 2021 as compared to 2020, the release of a foreign valuation allowance, the partial release of a domestic valuation allowance, and an increase in R&D and other credits recorded in the three and nine months ended September 30, 2021. The increase in tax benefit for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was partially offset by a valuation allowance recorded against our U.S. deferred tax assets during the first quarter of 2021.

Liquidity and Capital Resources

General

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $51.0 million, which were held for working capital purposes, and borrowing availability under our Revolving Credit Facility, as described below. As of September 30, 2021, our cash equivalents were comprised of money market funds. During the nine months ended September 30, 2021 and 2020, our positive cash flows from operations have enabled us to make continued investments in supporting the growth of our business. We expect that our operating cash flows, in addition to our cash and cash equivalents, will enable us to continue to make such investments in the future.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. On March 30, 2020, we drew down on the remaining $97.8 million available for borrowing under our Revolving Credit Facility (described further below). Given the uncertainty in the global economy as result of the COVID-19 pandemic and out of an abundance of caution, we elected to draw down the remaining available balance to further strengthen our cash position and maintain flexibility. In February 2021, we repaid $110.0 million of the balance drawn on our Revolving Credit Facility, and in June 2021, we drew down an additional $80.0 million, which was utilized for the acquisitions of SecuredTouch and Singular Key, and for general working capital purposes. As of September 30, 2021, there was $120.0 million outstanding under our Revolving Credit Facility. We believe our existing cash and cash equivalents, our Revolving Credit Facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Credit Agreement, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, the continuing market adoption of our platform, and the continuing effects of the COVID-19 pandemic, including potential reductions in revenue and delays in payments from our customers and partners. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $49.7 million, of which $45.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Senior Secured Credit Facilities

On December 12, 2019, Roaring Fork Intermediate, LLC and Ping Identity Corporation, each a wholly-owned subsidiary of us, entered into the Credit Agreement providing for the Revolving Credit Facility, each as defined in Note 9 of our condensed consolidated financial statements as included in Part I, Item 1 of this Quarterly Report on Form 10-Q, with an initial $150.0 million in commitments for revolving loans, which amount may be increased or decreased under specific circumstances, with a $15.0 million letter of credit sublimit and a $50.0 million alternative currency sublimit. In addition, the Credit Agreement provides for the ability of Ping Identity Corporation to request term loan facilities, in a minimum amount of $10 million for each facility, if, among other things, the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00.

The interest rates applicable to revolving borrowings under the Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% and (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate. The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (i) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The Adjusted LIBO Rate cannot be less than zero. Base rate borrowings may only be made in dollars. The interest rate as of September 30, 2021 was 1.33%. The Credit Agreement also includes a fallback provision, which, subject to certain terms and conditions, provides for a replacement of the LIBO Rate with (x) one or more SOFR-based rates or (y) any other alternative benchmark rates giving consideration to any evolving or then existing conventions for similar U.S. dollar denominated syndicated credit facilities. The borrower pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% of the available revolving commitments per annum based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement).

Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings or letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement was amended on April 20, 2021 and effective as of March 31, 2021. The April 20, 2021 amendment, among other provisions, modified the definition of “EBITDA”, added additional language regarding recovery for erroneous payments and amended certain administrative agent processes.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$38,127	$19,970
Net cash used in investing activities	(95,979)	(16,243)
Net cash provided by (used in) financing activities	(37,288)	101,709
Effect of exchange rate changes on cash and cash equivalents and restricted cash	437	132
Net increase (decrease) in cash and cash equivalents and restricted cash	$(94,703)	$105,568
Cash and cash equivalents and restricted cash at beginning of period	146,499	68,386
Cash and cash equivalents and restricted cash at end of period	$51,796	$173,954

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the nine months ended September 30, 2021, net cash provided by operating activities was $38.1 million, reflecting our net loss of $38.4 million, adjusted for non-cash charges of $69.1 million and net cash inflows of $7.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $20.1 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $2.9 million increase in accrued compensation due to the timing of cash disbursements to our employees, and an increase of $4.7 million in accrued expenses and other liabilities due to the timing of cash disbursements. These were partially offset by a $13.2 million increase in deferred commissions, a $3.1 million increase in other assets primarily due to the timing of payment of long-term prepaid balances, and a $3.0 million decrease in deferred revenue driven by the timing of revenue recognition.

For the nine months ended September 30, 2020, net cash provided by operating activities was $20.0 million, reflecting our net loss of $8.5 million, adjusted for non-cash charges of $33.9 million and net cash outflows of $5.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to an $18.0 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $2.7 million increase in accrued expenses and other due to the timing of cash disbursements and a $2.0 million decrease in contract assets. These were partially offset by a $9.5 million decrease in deferred revenue driven by the timing of revenue recognition, a $9.0 million decrease in accrued compensation related to the timing of cash disbursements to our employees, a $5.8 million increase in deferred commissions and a $2.9 million increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $96.0 million and $16.2 million during the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $79.7 million. The net increase is primarily attributable to the acquisitions of SecuredTouch and Singular Key in 2021 for a total of $80.2 million in cash as compared to the acquisition of ShoCard in 2020 for $4.7 million. The remaining increase was primarily related to an increase in the capitalization of internal-use software costs of $3.9 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Financing Activities

Net cash used in financing activities was $37.3 million during the nine months ended September 30, 2021 whereas net cash provided by financing activities was $101.7 million during the nine months ended September 30, 2020, representing a decrease of $139.0 million. During the nine months ended September 30, 2021, we repaid $110.0 million and drew down $80.0 million on our Revolving Credit Facility, resulting in net cash outflows related to long-term debt of $30.0 million in the period. This compares to cash inflows related to long-term debt of $97.8 million during the nine months ended September 30, 2020, due to the draw down of $97.8 million on our Revolving Credit Facility in March 2020. The remaining decrease relates to a decrease of $7.1 million in proceeds received from option exercises and an increase of $3.8 million in payments for tax withholding on equity awards for the nine months ended September 30, 2021 as compared to September 30, 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended September 30, 2021 and 2020, we recorded a loss of $0.8 million and a gain of $1.2 million on foreign exchange transactions, respectively. For the nine months ended September 30, 2021 and 2020, we recorded a loss of $1.3 million and a gain of $0.5 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three and nine months ended September 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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

At September 30, 2021, we had total outstanding debt of $120.0 million under our Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

November 3, 2021	Ping Identity Holding Corp.

/s/ Raj Dani
Raj Dani
Chief Financial Officer