Form 10-Q
period 2022-03-31
Ping Identity Holding Corp.
filed 2022-05-04
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

On April 29, 2022, the Registrant had 85,285,543 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$213,286	$220,607
Accounts receivable, net of allowances of $526 and $610 at March 31, 2022 and December 31, 2021, respectively	74,265	82,969
Contract assets, current (net of allowance)	61,468	67,540
Deferred commissions, current	10,829	10,460
Prepaid expenses	21,084	16,654
Other current assets	2,055	2,914
Total current assets	382,987	401,144
Noncurrent assets:
Property and equipment, net	8,955	9,396
Goodwill	527,933	528,548
Intangible assets, net	183,289	190,077
Contract assets, noncurrent (net of allowance)	5,565	3,457
Deferred commissions, noncurrent	19,411	19,380
Deferred income taxes, net	3,089	6,201
Operating lease right-of-use assets	12,937	13,709
Other noncurrent assets	8,962	6,121
Total noncurrent assets	770,141	776,889
Total assets	$1,153,128	$1,178,033
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,665	$4,528
Accrued expenses and other current liabilities	9,822	10,305
Accrued compensation	16,796	29,258
Deferred revenue, current	70,446	71,957
Operating lease liabilities, current	4,372	4,330
Current portion of long-term debt (net of issuance costs)	1,882	1,132
Total current liabilities	112,983	121,510
Noncurrent liabilities:
Deferred revenue, noncurrent	4,298	5,584
Long-term debt (net of issuance costs)	290,680	291,154
Deferred income taxes, net	777	4,240
Operating lease liabilities, noncurrent	13,077	14,140
Total noncurrent liabilities	308,832	315,118
Total liabilities	421,815	436,628
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 or December 31, 2021	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 84,016,147 and 83,754,449 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	84	84
Additional paid-in capital	835,454	824,455
Accumulated other comprehensive income (loss)	(181)	652
Accumulated deficit	(104,044)	(83,786)
Total stockholders' equity	731,313	741,405
Total liabilities and stockholders' equity	$1,153,128	$1,178,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$80,200	$64,216
Professional services and other	4,491	4,728
Total revenue	84,691	68,944
Cost of revenue:
Subscription (exclusive of amortization shown below)	13,388	9,414
Professional services and other (exclusive of amortization shown below)	6,759	5,583
Amortization expense	8,516	5,809
Total cost of revenue	28,663	20,806
Gross profit	56,028	48,138
Operating expenses:
Sales and marketing	30,941	25,549
Research and development	20,467	21,702
General and administrative	16,231	14,455
Depreciation and amortization	4,388	4,365
Total operating expenses	72,027	66,071
Loss from operations	(15,999)	(17,933)
Other expense:
Interest expense	(3,636)	(396)
Other expense, net	(804)	(872)
Total other expense	(4,440)	(1,268)
Loss before income taxes	(20,439)	(19,201)
Benefit for income taxes	181	3,267
Net loss	$(20,258)	$(15,934)
Net loss per share:
Basic and diluted	$(0.24)	$(0.20)
Weighted-average shares used in computing net loss per share:
Basic and diluted	83,822	81,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(20,258)	$(15,934)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(833)	250
Total other comprehensive income (loss)	(833)	250
Comprehensive loss	$(21,091)	$(15,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended March 31, 2022:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	83,754,449	$84	$824,455	$652	$(83,786)	$741,405
Net loss	—	—	—	—	(20,258)	(20,258)
Stock-based compensation	—	—	7,701	—	—	7,701
Reclassification of liability-classified awards upon settlement	—	—	2,541			2,541
Exercise of stock options, net of tax withholding	106,434	—	838	—	—	838
Vesting of restricted stock, net of tax withholding	155,264	—	(81)	—	—	(81)
Foreign currency translation adjustments, net of tax	—	—	—	(833)	—	(833)
Balances at March 31, 2022	84,016,147	$84	$835,454	$(181)	$(104,044)	$731,313

Three Months Ended March 31, 2021:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	81,163,896	$81	$739,051	$1,373	$(19,395)	$721,110
Net loss	—	—	—	—	(15,934)	(15,934)
Stock-based compensation	—	—	16,300	—	—	16,300
Reclassification of liability-classified awards upon settlement	—	—	3,089			3,089
Exercise of stock options, net of tax withholding	198,105	—	1,770	—	—	1,770
Vesting of restricted stock, net of tax withholding	113,175	—	(565)	—	—	(565)
Foreign currency translation adjustments, net of tax	—	—	—	250	—	250
Balances at March 31, 2021	81,475,176	$81	$759,645	$1,623	$(35,329)	$726,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(20,258)	$(15,934)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,904	10,174
Stock-based compensation expense	8,128	16,939
Amortization of deferred commissions	3,316	2,329
Amortization of deferred debt issuance costs	318	62
Operating leases, net	(249)	(142)
Deferred taxes	(286)	(3,546)
Other	96	(10)
Changes in operating assets and liabilities:
Accounts receivable	8,574	16,640
Contract assets	4,006	4,128
Deferred commissions	(3,716)	(2,934)
Prepaid expenses and other current assets	(3,891)	2,466
Other assets	(3,707)	(820)
Accounts payable	5,274	(2,013)
Accrued compensation	(10,583)	(1,865)
Accrued expenses and other	(413)	1,659
Deferred revenue	(2,797)	(3,046)
Net cash provided by (used in) operating activities	(3,284)	24,087
Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(4)	—
Purchases of property and equipment and other	(809)	(953)
Capitalized software development costs	(4,908)	(3,974)
Net cash used in investing activities	(5,721)	(4,927)
Cash flows from financing activities
Payment of acquisition-related holdbacks	—	(993)
Proceeds from stock option exercises	1,093	1,770
Payment for tax withholding on equity awards	(81)	(565)
Payment of long-term debt	—	(110,000)
Net cash provided by (used in) financing activities	1,012	(109,788)
Effect of exchange rates on cash and cash equivalents and restricted cash	717	(111)
Net decrease in cash and cash equivalents and restricted cash	(7,276)	(90,739)
Cash and cash equivalents and restricted cash
Beginning of period	220,889	146,499
End of period	$213,613	$55,760
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,320	$339
Cash paid for taxes	554	215
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$210	$42
Reclassification of liability-classified awards upon settlement	2,541	3,089
Lease liabilities arising from right-of-use assets	134	—
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$213,286	$55,003
Restricted cash included in other noncurrent assets	327	757
Total cash and cash equivalents and restricted cash	$213,613	$55,760

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All amounts are reported in U.S. dollars. Certain amounts for the three months ended March 31, 2021 have been reclassified to conform with current period presentation.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, of comprehensive loss, of cash flows and of stockholders’ equity for the three months ended March 31, 2022 and 2021 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, determining the fair values of assets acquired and liabilities assumed in business combinations, valuing stock-based compensation awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, establishing allowances for expected credit losses based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, determining the amortization period for deferred commissions and assessing the

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates due to risks and uncertainties, including those related to the novel Coronavirus Disease 2019 (“COVID-19”) pandemic.

2.       Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2022. The following describes the impact of certain policies.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU No. 2021-08"). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements. The impact is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed in a year prior to the adoption date.

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

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended March 31,
	2022	2021

Subscription term-based licenses:
Multi-year subscription term-based licenses	$32,782	$23,838
1-year subscription term-based licenses	11,528	17,344
Total subscription term-based licenses	44,310	41,182
Subscription SaaS	20,181	11,986
Maintenance and support	15,709	11,048
Total subscription revenue	80,200	64,216
Professional services and other	4,491	4,728
Total revenue	$84,691	$68,944

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended March 31,
	2022	2021

United States	$65,763	$53,871
International	18,928	15,073
Total revenue	$84,691	$68,944

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended March 31, 2022 or 2021.

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

	Three Months Ended March 31,
	2022	2021

Beginning balance	$70,997	$73,791
Ending balance	67,033	69,681
Change	$(3,964)	$(4,110)

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

	Three Months Ended March 31,
	2022	2021

Beginning balance	$77,541	$52,398
Ending balance	74,744	49,352
Change	$(2,797)	$(3,046)

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended March 31,
	2022	2021

Deferred revenue recognized as revenue	$37,769	$25,935

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of March 31, 2022, the Company had $294.8 million of transaction price allocated to remaining performance obligations, of which 81% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Beginning balance	$29,840	$15,929
Additions to deferred commissions	3,716	2,934
Amortization of deferred commissions	(3,316)	(2,329)
Ending balance	$30,240	$16,534

Deferred commissions, current	$10,829	$6,819
Deferred commissions, noncurrent	19,411	9,715
Total deferred commissions	$30,240	$16,534

4. Allowances for Expected Credit Losses

The following table presents the changes in allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets

	Three Months Ended March 31, 2022
	(in thousands)
Beginning balance	$610	$156
Provision for credit losses, net of recoveries	138	(42)
Write-offs	(222)	—
Ending balance	$526	$114

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

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$166,030	$—	$—	$166,030

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$181,009	$—	$—	$181,009

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 9).

6.       Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Computer equipment	$8,202	$8,117
Furniture and fixtures	4,381	4,331
Purchased computer software	785	785
Leasehold improvements	8,870	8,670
Other	448	448
Property and equipment, gross	22,686	22,351
Less: Accumulated depreciation	(13,731)	(12,955)
Property and equipment, net	$8,955	$9,396

Depreciation expense was $0.9 million for the three months ended March 31, 2022 and March 31, 2021.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	September 27, 2021	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$21,480	4 years
Goodwill	56,864	Indefinite
Other assets	75
Total assets acquired	78,419
Other liabilities	(39)
Deferred tax liability	(5,195)
Total liabilities assumed	(5,234)
Net assets acquired	$73,185

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

Additional Acquisition Related Information

The operating results of Singular Key and SecuredTouch are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition.

8.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2021 to March 31, 2022 were as follows (in thousands):

Beginning balance	$528,548
Foreign currency translation adjustment	(615)
Ending balance	$527,933

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s intangible assets as of March 31, 2022 were as follows:

	March 31, 2022
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$145,939	$(75,102)	$70,837
Customer relationships	95,124	(43,223)	51,901
Trade names	56,793	(32,512)	24,281
Product backlog	617	(338)	279
Capitalized internal-use software	54,836	(19,624)	35,212
Other intangible assets	1,535	(756)	779
Total intangible assets	$354,844	$(171,555)	$183,289

The Company’s intangible assets as of December 31, 2021 were as follows:

	December 31, 2021
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$146,142	$(69,802)	$76,340
Customer relationships	95,131	(41,326)	53,805
Trade names	56,778	(31,093)	25,685
Product backlog	634	(287)	347
Capitalized internal-use software	50,934	(17,760)	33,174
Other intangible assets	1,481	(755)	726
Total intangible assets	$351,100	$(161,023)	$190,077

The Company capitalized $5.2 million and $4.2 million of internal-use software costs during the three months ended March 31, 2022 and 2021, respectively, which included $0.3 million and $0.2 million of stock-based compensation costs, respectively.

Amortization expense for the three months ended March 31, 2022 and 2021 was $12.0 million and $9.3 million, respectively.

As of March 31, 2022, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	March 31, 2022
(in thousands)
2022 (remaining nine months)	$36,129
2023	45,885
2024	42,376
2025	30,020
2026	11,601
Thereafter	17,278
Total	$183,289

9.       Debt

2019 Credit Agreement

In December 2019, Roaring Fork Intermediate, LLC and Ping Identity Corporation, each a wholly-owned subsidiary of Ping Identity Holding Corp, and certain of their subsidiaries (together, the “Credit Parties”)

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

entered into a credit agreement (the “2019 Credit Agreement”) with the financial institutions identified therein as lenders, including Bank of America, N.A., as administrative agent, and BofA Securities, Inc. and RBC Capital Markets as joint lead arrangers. Borrower and Holdings are wholly-owned indirect subsidiaries of the Company. The 2019 Credit Agreement provided for a senior revolving line of credit in a principal committed amount of $150.0 million (the “2019 Revolving Credit Facility”), with the option to request incremental term loan facilities in a minimum amount of $10 million for each facility if certain conditions are met. The 2019 Revolving Credit Facility had a maturity date of December 12, 2024. Obligations under the 2019 Credit Agreement were secured by substantially all of the assets of the Credit Parties.

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

The 2021 Term Loans mature on November 23, 2028. Amortization payments on the 2021 Term Loans are equal to 0.25% of the initial aggregate principal amount of the 2021 Term Loans, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2022. The 2021 Term Loans bear interest at Term SOFR (as defined in the 2021 Credit Agreement and subject to a floor of 0.50%), plus the applicable SOFR Adjustment (as defined in the 2021 Credit Agreement), plus an applicable margin of 3.75%, or a base rate plus an applicable margin of 2.75%. The interest rate on the 2021 Term Loans was 4.25% as of March 31, 2022.

The 2021 Revolving Facility matures on November 23, 2026. Amounts drawn under the 2021 Revolving Facility denominated in U.S. dollars will bear interest at Term SOFR, subject to a floor of 0.00%, plus the applicable SOFR Adjustment, plus an applicable margin ranging from 1.25% to 2.00%, depending on the senior secured net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.00%, depending on the senior secured net leverage ratio. Amounts drawn under the 2021 Revolving Facility denominated in available non-U.S. dollar currencies will bear interest at the applicable rate for such non-U.S. dollar currencies plus the applicable rate adjustment (if any) plus an applicable margin ranging from 1.25% to 2.00%, depending

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

on the senior secured net leverage ratio. There were no amounts drawn under the 2021 Revolving Facility as of March 31, 2022.

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

Under the terms of the 2021 Credit Agreement, Holdings and its restricted subsidiaries are required to maintain a total net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) (i) commencing with the fiscal quarter ending June 30, 2022 and through and including the fiscal quarter ending March 31, 2024, of no more than 5.00:1.00 and (ii) commencing with the fiscal quarter ending June 30, 2024 and each fiscal quarter thereafter, of no more than 4.00:1.00. As of March 31, 2022, the Credit Parties were in compliance with all financial covenants.

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

The Company recognized $3.3 million and $0.3 million in interest expense related to the respective debt facilities during the three months ended March 31, 2022 and 2021.

As of March 31, 2022 the Company’s outstanding long-term debt balance was $290.7 million and the current portion of long-term debt was $1.9 million. These balances were net of debt issuance costs of $6.3 million and $1.1 million, respectively. As of December 31, 2021 the Company’s outstanding long-term debt balance was $291.2 million and the current portion of long-term debt was $1.1 million. These

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

balances were net of debt issuance costs of $6.6 million and $1.1 million, respectively. The debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method.

Costs associated with the 2021 Revolving Facility were capitalized to other assets in the condensed consolidated balance sheet and will be amortized into interest expense on a straight-line basis over the contractual term of the 2021 Revolving Facility. As of March 31, 2022 and December 31, 2021, deferred costs associated with the 2021 Revolving Facility were $0.8 million.

During the three months ended March 31, 2022 and 2021, the Company amortized $0.3 million and $0.1 million of debt issuance costs, respectively.

Future principal payments on outstanding borrowings as of March 31, 2022 are as follows:

Year Ending December 31,	March 31, 2022
(in thousands)
2022 (remaining nine months)	$2,250
2023	3,000
2024	3,000
2025	3,000
2026	3,000
Thereafter	285,750
Total	$300,000

10.    Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded $0.2 million and $3.3 million as its benefit for income taxes, respectively. The Company’s calculation of its benefit for income taxes is dependent in part on forecasts of full-year results and key components of the Company’s benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is also subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates, changes in how the Company conducts business and tax law developments.  The decrease in the tax benefit for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily relates to a valuation allowance recorded against our deferred tax assets in the three months ended March 31, 2022. This decrease was offset by a larger expected pre-tax loss in 2022 as compared to 2021, along with an increase in R&D and other credits recorded in the three months ended March 31, 2022.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of March 31, 2022 and December 31, 2021, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

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

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. At March 31, 2022, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 18,319,271 shares.

Stock-based compensation expense for all equity arrangements for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021

Subscription cost of revenue	$467	$535
Professional services and other cost of revenue	281	591
Sales and marketing	2,180	4,198
Research and development	3,226	8,512
General and administrative	1,974	3,103
Total	$8,128	$16,939

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The conversion of the previously outstanding LTIP grants into time-based vesting RSUs resulted in the recognition of $12.4 million of stock-based compensation expense during the quarter ended March 31, 2021. Expense recognized related to the RSUs subject to performance and market conditions is discussed in more detail below.

Other Liability-Classified Awards

In conjunction with the Company’s acquisition of Symphonic Software Limited in October 2020, the Company issued liability-classified awards to certain individuals with a stated value of $0.4 million and $0.6 million that vest on December 31, 2021 and December 31, 2022, respectively. Half of these awards are subject to continuous service conditions and half are subject to continuous service and other performance conditions. The liability-classified awards will be settled with a variable number of shares of the Company’s common stock at each vesting date based on the satisfaction of such conditions. On December 31, 2021, the Company settled $0.3 million of the first tranche of these liability-classified awards, net of $0.1 million of forfeitures due to employee terminations, resulting in the issuance of 14,664 shares. Upon issuance, the associated $0.3 million liability was reclassified from accrued compensation to additional paid-in capital and common stock on the condensed consolidated balance sheets. As of March 31, 2022, $0.5 million of the second tranche of these liability-classified awards, net of $0.1 million of forfeitures due to employee terminations, remains.

Additionally, in conjunction with the Company’s acquisition of ShoCard, Inc. in March of 2020, the Company issued liability-classified awards to certain individuals with a stated value of $3.1 million and $2.5 million that vest on the first and second anniversary of the acquisition, respectively, and are subject to continuous service and other conditions. The liability-classified awards were to be settled with a variable number of shares of the Company’s common stock at each anniversary date based on the satisfaction of such conditions. On March 2, 2021 and 2022, the Company settled the first and second tranche of these liability-classified awards, resulting in the grant and vest of 123,192 and 119,836 shares, respectively, within the periods. Upon issuance, the associated $3.1 million and $2.5 million liabilities were reclassified from accrued compensation to common stock and additional paid-in capital on the condensed consolidated balance sheets.

During the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million and $0.8 million of stock-based compensation expense, respectively, related to these awards.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. Additionally, the Company granted time-based vesting RSUs converted from the previously outstanding cash-based LTIP grants and those issued in connection with the ShoCard acquisition. The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2022 and 2021 was $19.87 and $26.66, respectively. The total intrinsic value of RSUs that vested during the three months ended March 31, 2022 and 2021 was $3.2 million and $3.5 million, respectively. As of March 31, 2022, there was $91.7 million of total unrecognized compensation, which will be recognized over the remaining weighted-average vesting

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

period of 2.7 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the three months ended March 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2021	3,950,122	$21.81
Granted	1,801,743	19.87
Forfeited/canceled	(269,285)	21.49
Vested	(144,684)	21.29
Unvested as of March 31, 2022	5,337,896	$21.18

Performance Stock Units (“PSUs”)

Awards Subject to Performance and Market Conditions

As previously discussed, during the first quarter of 2021, the Company granted 948,250 restricted stock units in connection with the conversion of previously outstanding LTIP grants, with 474,155 of these restricted stock units subject to performance and market conditions. These market-based PSUs were expected to vest following both (i) registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. These awards were valued at the date of grant at $19.94 per share using a Monte Carlo simulation. In the second quarter of 2021, these market-based PSUs were determined to be probable of vesting, and the Company began recognizing the associated expense. In the first quarter of 2022, the market condition associated with these awards was modified such that the awards were deemed earned and fully vested as of March 31, 2022. This modification did not have a material impact on the Company’s condensed consolidated financial statements.

Awards Subject to Performance Conditions

Additionally during the second quarter of 2021, the Company granted 208,806 PSUs under the 2019 Omnibus Incentive Plan, which will be earned only if the Company meets specific internal performance targets within a two-year period. The number of awards that ultimately vest could be 0% if the minimum hurdle is not achieved, or 50% or 100% of shares granted, depending on the Company’s achievement of internal performance targets. The grant-date fair value of these PSUs was $21.93. As of March 31, 2022, there was $0.5 million of total unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated weighted-average vesting period of 0.5 years.

During the first quarter of 2022, the Company granted 207,164 PSUs under the 2019 Omnibus Incentive Plan to certain employees, which will be earned only if those individuals meet specific internal performance goals. The number of awards that ultimately vest could be 0% if the minimum hurdle is not achieved, or approximately 59% or 100% of shares granted, depending on the individual’s achievement of internal performance targets. The grant-date fair value of these PSUs was $20.79. As of March 31, 2022, there was $2.4 million of total estimated unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated weighted-average vesting period of 2.9 years.

The total intrinsic value of the PSUs that vested during the quarter ended March 31, 2022 was $11.7 million. No PSUs vested during the quarter ended March 31, 2021.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the status of the Company’s unvested PSUs and activity for the quarter ended March 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2021	611,685	$20.52
Granted	207,164	20.79
Forfeited/canceled	(14,164)	21.18
Vested	(428,318)	19.94
Unvested as of March 31, 2022	376,367	$21.30

Stock Options

No options were granted during the three months ended March 31, 2022 or 2021. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,331,782	$9.57	5.5	$44,355
Granted	—	—
Forfeited/canceled	—	—
Exercised	(143,267)	8.26		2,558
Outstanding as of March 31, 2022	3,188,515	$9.63	4.7	$56,767

As of March 31, 2022:
Vested and exercisable	3,188,515	$9.63	4.7	$56,767

Time-based options were to vest over four years with 25% vesting one year after grant and the remainder vesting ratably on a quarterly basis thereafter. In conjunction with the IPO, the Company modified the vesting conditions of these awards to provide for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.491 billion. In the second quarter of 2021, achievement of these conditions was determined to be probable. In the first quarter of 2022, the acceleration clause associated with these options was modified such that the options were deemed earned and fully vested as of March 31, 2022. This modification did not have a material impact on the Company’s condensed consolidated financial statements.

The vesting conditions of the options subject to performance and market conditions provided for the options to vest and become exercisable following both (i) an IPO and registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. In the second quarter of 2021, these awards were determined to be probable of vesting, and the Company began recognizing the associated expense. In the first quarter of 2022, the market condition associated with these options was modified such that the options were deemed earned and fully vested as of March 31, 2022. This modification did not have a material impact on the Company’s condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which previously owned a majority of the Company. During the year ended December 31, 2020, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of December 31, 2020. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. As discussed in Note 9, on November 23, 2021, the Company entered into the 2021 Term Loan Facility with a consortium of lenders for a principal amount of $300.0 million. As of March 31, 2022 and December 31, 2021, Vista held $6.5 million of the Company’s outstanding term loan debt. There were no other material transactions with Vista, or any other related party, during the three months ended March 31, 2022 and 2021.

14.     Commitments and Contingencies

Letters of Credit

As of March 31, 2022 and December 31, 2021, the Company had outstanding letters of credit under office lease agreements that totaled $0.3 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at March 31, 2022 and December 31, 2021.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of March 31, 2022 were approximately $178.0 million for periods through 2026.

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

The Company made contributions to its employee benefit plans of $1.3 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss	$(20,258)	$(15,934)
Denominator:
Weighted-average common stock outstanding - basic and diluted	83,822	81,339
Net loss per share:
Basic and diluted	$(0.24)	$(0.20)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2022	2021

RSUs	5,338	2,912
Stock options	3,189	2,123
Other awards	9	128
Total antidilutive shares	8,536	5,163

16.     Subsequent Events

Employee Stock Purchase Plan (“ESPP”)

On May 3, 2022, following approval of the Company’s shareholders at the Annual Meeting, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). 5,000,000 of the Company’s previously authorized shares of common stock were allocated for issuance under the 2022 ESPP. The 2022 ESPP provides for six month offering periods beginning July 1 and January 1 of each year, with the initial offering period beginning on July 1, 2022.

Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may include words such as ‘‘anticipate’’, ‘‘estimate’’, ‘‘expect’’, ‘‘project’’, ‘‘plan’’, ‘‘intend’’, ‘‘believe’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘can have’’, ‘‘likely’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and other important factors disclosed previously in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

●	our ability to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences;
●	our ability to enhance and deploy our cloud-based offerings while continuing to effectively offer our on-premise offerings;
●	our ability to maintain or improve our competitive position;
●	the impact of the novel COVID-19 pandemic;
●	the impact on our business of a network or data security incident or unauthorized access to our network or data or our customers’ data;
●	the effects on our business if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions or solution packages that achieve market acceptance;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges;
●	our dependence on our senior management team and other key employees;
●	our ability to enhance and expand our sales and marketing capabilities;
●	our ability to attract and retain highly qualified personnel to execute our growth plan;
●	the risks associated with interruptions or performance problems of our technology, infrastructure and service providers;
●	our dependence on Amazon Web Services cloud infrastructure services;
●	the impact of data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic and foreign laws and regulations;
●	the impact of volatility in quarterly operating results;
●	the risks associated with our revenue recognition policy and other factors may distort our financial results in any given period;
●	the effects on our customer base and business if we are unable to enhance our brand cost-effectively;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	our ability to comply with governmental export and import controls and economic sanctions laws;
●	our ability to comply with the Health Insurance Portability and Accountability Act of 1996;

●	the potential adverse impact of legal proceedings;
●	the impact of our frequently long and unpredictable sales cycle;
●	our ability to identify suitable acquisition targets or otherwise successfully implement our growth strategy;
●	the impact of a change in our pricing model;
●	our ability to meet service level commitments under our customer contracts;
●	the impact on our business and reputation if we are unable to provide high-quality customer support;
●	our dependence on strategic relationships with third parties;
●	the impact of adverse general and industry-specific economic and market conditions, including any impact from ongoing conflict in Ukraine and Russia, and reductions in IT and identity spending;
●	the ability of our platform, solutions and solution packages to interoperate with our customers’ existing or future IT infrastructures;
●	our dependence on adequate research and development resources and our ability to successfully complete acquisitions;
●	our dependence on the integrity and scalability of our systems and infrastructures;
●	our reliance on software and services from other parties;
●	the impact of real or perceived errors, failures, vulnerabilities or bugs in our solutions;
●	our ability to protect our proprietary rights;
●	the impact on our business if we are subject to infringement claim or a claim that results in a significant damage award;
●	the risks associated with our use of open source software in our solutions, solution packages and subscriptions;
●	our reliance on software as a service (“SaaS”) vendors to operate certain functions of our business;
●	the risks associated with indemnity provisions in our agreements;
●	the risks associated with liability claims if we breach our contracts;
●	the impact of the failure by our customers to pay us in accordance with the terms of their agreements;
●	our ability to expand the sales of our solutions and solution packages to customers located outside of the United States;
●	the risks associated with exposure to foreign currency fluctuations;
●	the impact of Brexit;
●	the impact of potentially adverse tax consequences associated with our international operations;
●	the impact of changes in tax laws or regulations;
●	the impact of the Tax Cuts and Jobs Act;
●	our ability to maintain our corporate culture;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	our management team’s limited experience managing a public company;
●	the risks associated with having operations and employees located in Israel;
●	the risks associated with doing business with governmental entities;

●	the impact of catastrophic events on our business; and
●	other factors disclosed in the section entitled ‘‘Risk Factors’’ in our most recent Annual Report on Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "Ping Identity," the “Company,” “we,” “us” and “our” refer to Ping Identity Holding Corp. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Ping Intelligent Identity Platform is comprised of multiple solutions that can be purchased individually or integrated as a more complete set of solutions for the customer, workforce, partner or IoT use case: Single Sign-On (“SSO”), Multi-Factor Authentication (“MFA”), Access Security, Directory, Dynamic Authorization, Risk Management, Identity Verification, API Intelligence, Orchestration and Fraud Detection.

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

Impact of COVID-19

While the impact of the COVID-19 pandemic is lessening, new COVID-19 variants are causing continued concern, and the pandemic is not over. To date, we have seen limited effects on the Company’s annual results of operations and overall financial performance as a result of COVID-19. As noted below in “Key Factors Affecting Our Performance—Seasonality,” typical seasonal fluctuations in our revenue have changed as a result of the COVID-19 pandemic. However, if the severity of the economic disruptions increase as the COVID-19 pandemic continues, the negative financial impact could be greater in future periods than in the first fiscal quarter ended March 31, 2022.

The effects of the continued outbreak of COVID-19 and related government responses may include disruptions of  sales channels, marketing activities and supply chains, and we cannot predict the effect that variants of COVID-19, and any related governmental responses to such variants, will have on our business and our financial performance, and the full effects of COVID-19 may not be fully reflected in our results of operations and overall financial performance until future periods, and such effect is uncertain.

In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates, including as a result of COVID-19. We will continue to evaluate the nature and extent of the impact to our business and our condensed consolidated results of operations and financial condition.

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

Additionally, we have a large and growing international presence and intend to grow our customer base in various international regions by making investments in our sales team globally. For the quarter ended March 31, 2022, our international revenue was 22% of our total revenue. We expect international sales to be a meaningful revenue contributor in future periods.

Seasonality

Given the purchasing patterns of our enterprise customers, we typically experience seasonality in terms of when we receive orders from our customers. Our customers often time their purchases and renewals of our solutions to coincide with their fiscal year end, which is typically June 30 or December 31. Because of these purchasing patterns, a greater percentage of our annual subscription revenue from term-based licenses, the revenue from which is recognized up front at the later of delivery or commencement of the license term, has come from our second and fourth quarters, rather than from other quarters. However, due to fluctuations in the economic environment resulting from COVID-19, we did not see our historical trends in seasonality for the year ended December 31, 2021, where 26% and 25% of our annual revenue was in our second and fourth quarters, respectively.

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

The table below sets forth our ARR as of the end of March 31, 2022 and 2021.

	March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
ARR	$323,494	$266,274	$57,220	21%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 114% at March 31, 2022. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA, API Intelligence, Fraud Detection, Orchestration, Risk Management, Dynamic Authorization and Identity Verification, will continue to support our high dollar-based net retention rate.

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

Our customers with ARR over $250,000 increased from 265 at March 31, 2021 to 321 at March 31, 2022, representing a year-over-year growth rate of 21%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(3,284)	$24,087
Less:
Purchases of property and equipment	(809)	(953)
Capitalized software development costs	(4,908)	(3,974)
Free Cash Flow	$(9,001)	$19,160
Net cash used in investing activities	$(5,721)	$(4,927)
Net cash provided by (used in) financing activities	$1,012	$(109,788)
Cash paid for interest	$3,320	$339

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021

Gross profit	$56,028	$48,138
Amortization expense	8,516	5,809
Stock-based compensation expense	748	1,126
Non-GAAP Gross Profit	$65,292	$55,073

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

For the three months ended March 31, 2022 and 2021, 52% and 60%, respectively, of our revenue was from subscription term-based licenses. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

●	the type of new and renewed subscriptions (i.e., term-based or SaaS); and
●	the duration of new and renewed term-based subscriptions.

While the number of new and increased subscriptions during a period impacts our subscription revenue growth, the type and duration of those subscriptions has a significantly greater impact on the amount and timing of revenue recognized in a period. Subscription revenue from term-based licenses is recognized at the beginning of the subscription term, while subscription revenue from SaaS and support and maintenance is recognized ratably over the subscription term. As a result, our revenue may fluctuate due to the timing of term-based licensing transactions. In addition, keeping other factors constant, when the percentage of subscription term-based licenses to total subscriptions sold or renewed in a period increases relative to the prior period, revenue growth will increase. Conversely, when the percentage of subscription SaaS and support and maintenance to total subscriptions sold or renewed in a period increases, revenue growth will generally decrease. Additionally, a multi-year subscription term-based license will generally result in greater revenue recognition up front relative to a one-year subscription term-based license. Therefore, keeping other factors constant, revenue growth will also trend higher in a period where the percentage of multi year subscription term based licenses to total subscription term based licenses increases. In the three months ended March 31, 2022, as customers elected longer contract durations in response to the strengthening economic outlook and easing of COVID-19 restrictions, multi-year subscription term-based license revenue increased as a percentage of total subscription term-based license revenue, which resulted in higher revenue growth. There is no guarantee that our customers will continue electing contracts with longer durations in future periods even if economic conditions continue to improve.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Revenue:
Subscription	$80,200	$64,216
Professional services and other	4,491	4,728
Total revenue	84,691	68,944
Cost of revenue:
Subscription (exclusive of amortization shown below)(1)	13,388	9,414
Professional services and other (exclusive of amortization shown below)(1)	6,759	5,583
Amortization expense	8,516	5,809
Total cost of revenue	28,663	20,806
Gross profit	56,028	48,138
Operating expenses:
Sales and marketing(1)	30,941	25,549
Research and development(1)	20,467	21,702
General and administrative(1)	16,231	14,455
Depreciation and amortization	4,388	4,365
Total operating expenses	72,027	66,071
Loss from operations	(15,999)	(17,933)
Other expense:
Interest expense	(3,636)	(396)
Other expense, net	(804)	(872)
Total other expense	(4,440)	(1,268)
Loss before income taxes	(20,439)	(19,201)
Benefit for income taxes	181	3,267
Net loss	$(20,258)	$(15,934)
(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021

Subscription cost of revenue	$467	$535
Professional services and other cost of revenue	281	591
Sales and marketing	2,180	4,198
Research and development	3,226	8,512
General and administrative	1,974	3,103
Total	$8,128	$16,939

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	95%	93%
Professional services and other	5	7
Total revenue	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	16	14
Professional services and other (exclusive of amortization shown below)	8	8
Amortization expense	10	8
Total cost of revenue	34	30
Gross profit	66	70
Operating expenses:
Sales and marketing	37	37
Research and development	24	31
General and administrative	19	21
Depreciation and amortization	5	6
Total operating expenses	85	95
Loss from operations	(19)	(25)
Other expense:
Interest expense	(4)	(1)
Other expense, net	(1)	(1)
Total other expense	(5)	(2)
Loss before income taxes	(24)	(27)
Benefit for income taxes	—	5
Net loss	(24)%	(22)%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

Revenue:
Subscription	$80,200	$64,216	$15,984	25%
Professional services and other	4,491	4,728	(237)	(5)
Total revenue	$84,691	$68,944	$15,747	23%

Total revenue increased by $15.7 million, or 23%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The revenue growth was attributable to an increase in subscription revenue of $16.0 million. This increase was partially offset by a decrease in professional services and other revenue of $0.2 million.

The table below sets forth the components of subscription revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

Subscription:
Multi-year subscription term-based licenses	$32,782	$23,838	$8,944	38%
1-year subscription term-based licenses	11,528	17,344	(5,816)	(34)
Total subscription term-based licenses	44,310	41,182	3,128	8
Subscription SaaS	20,181	11,986	8,195	68
Maintenance and support	15,709	11,048	4,661	42
Total subscription revenue	$80,200	$64,216	$15,984	25

Subscription revenue increased 25%, or $16.0 million, in the three months ended March 31, 2022. Total subscription revenue increased as a result of a greater amount of new and renewing subscriptions in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Changes to subscription revenue were primarily due to the following:

Change in subscription type.    The following table sets forth the components of subscription revenue expressed as a percentage of total subscription revenue:

	Three Months Ended
	March 31,		Change
	2022	2021	%
Subscription term-based licenses	55%	64%	(9)%
Subscription SaaS	25	19	6
Maintenance and support	20	17	3
Total subscription revenue	100%	100%

Subscription term-based license revenue as a percentage of subscription revenue decreased from 64% in the three months ended March 31, 2021 to 55% in the three months ended March 31, 2022. Subscription SaaS as a percentage of total subscription revenue increased from 19% in the three months ended March 31, 2021 to 25% in the three months ended March 31, 2022. Maintenance and support as a percentage of total subscription revenue increased from 17% in the three months ended March 31, 2021 to 20% in the three months ended March 31, 2022.

Additionally, subscription SaaS revenue increased by 68%, or $8.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Maintenance and support revenue increased by 42%, or $4.7 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As our business moves increasingly to SaaS, our investments have followed, with a higher percentage of investment shifting to SaaS as well as maintenance and support of our software. Subscription SaaS and maintenance have increased as a percentage of total subscription revenue as adoption of our SaaS solutions has increased, as well as to reflect an increase in the relative value attributable to our software maintenance and support obligations, resulting in greater deferral of revenue in the period in which the subscription is contracted. We expect this trend to continue in future periods.

Change in term-based subscription duration.   The following table sets forth the components of subscription term-based licenses expressed as a percentage of total subscription term-based licensed revenue:

	Three Months Ended
	March 31,		Change
	2022	2021	%
Multi-year subscription term-based licenses	74%	58%	16%
1-year subscription term-based licenses	26	42	(16)
Total subscription term-based licenses	100%	100%

Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 58% in the three months ended March 31, 2021 to 74% in the three months ended March 31, 2022. This resulted in more upfront revenue recognition from multi-year subscriptions entered into or renewed during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, as customers elected longer contract durations in response to the strengthening economic outlook and easing of COVID-19 restrictions. There is no guarantee that our customers will continue electing contracts with longer durations in future periods even if economic conditions continue to improve.

Additionally, 1-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 42% in the three months ended March 31, 2021 to 26% in the three months ended March 31, 2022. In addition to the shift to multi-year term-based licenses described above, this decrease is attributable to additional value ascribed to our software maintenance and support obligations as compared to license obligations in contracts with multiple performance obligations, resulting in a decrease in term-based license revenue recognized.

Cost of Revenue

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

Cost of revenue:
Subscription (exclusive of amortization shown below)	$13,388	$9,414	$3,974	42%
Professional services and other (exclusive of amortization shown below)	6,759	5,583	1,176	21
Amortization expense	8,516	5,809	2,707	47
Total cost of revenue	$28,663	$20,806	$7,857	38%

Subscription cost of revenue increased by $4.0 million, or 42%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. $1.8 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions.  $1.7 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base.

Professional services and other cost of revenue increased by $1.2 million, or 21%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. $1.3 million of the increase was primarily attributable to an increase in headcount and and an increase in partner-related costs to support the growth in our business.

Amortization expense increased by $2.7 million, or 47%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was attributable primarily to increases in the amortization of developed technology resulting from our acquisitions in 2021 of $1.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. See further discussion of these acquisitions in Note 7 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The remaining increase in amortization expense was primarily related to an increase in the amortization of our capitalized software of $1.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in capitalized software was driven by an increase in employee costs capitalized as software development costs as a result of our ongoing investment in developing our SaaS services.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

Sales and marketing	$30,941	$25,549	$5,392	21%
Research and development	20,467	21,702	(1,235)	(6)
General and administrative	16,231	14,455	1,776	12
Depreciation and amortization	4,388	4,365	23	1
Total operating expenses	$72,027	$66,071	$5,956	9%

Sales and Marketing.     Sales and marketing expenses increased by $5.4 million, or 21%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. $4.9 million of the increase was primarily related to an increase in headcount related to the expansion of our sales force and our marketing department. $1.7 million of the increase was due to an increase in travel and other event-related costs as COVID-19 restrictions continued to ease. These increases were partially offset by a $2.0 million decrease in stock-based compensation expense primarily related to expense recognized for the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021. The remaining increase was primarily due to additional expenses incurred to support branding and awareness campaigns.

Research and Development.    Research and development expenses decreased by $1.2 million, or 6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. $5.3 million of the decrease was related to a decrease in in stock-based compensation expense primarily related to expense recognized for the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021, along with an increase of $1.0 million related to employee costs that were capitalized as software development costs in the three months ended March 31, 2022 as compared to March 31, 2021. These decreases were partially offset by an increase of $3.5 million related to an increase in headcount to enhance and expand our solutions, and an increase of $0.8 million in cloud-based hosting costs largely associated with the development and configuration of our cloud-based solutions. The remaining increase was primarily due to an increase in partner and consulting costs incurred to support the design and growth of our SaaS offerings.

General and Administrative.     General and administrative expenses increased by $1.8 million, or 12%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. $2.7 million of the increase was primarily attributable to an increase in headcount to support growth in our business. This increase was partially offset by a decrease of $1.1 million in stock-based compensation expense primarily related to expense recognized for the conversion of previously outstanding LTIP awards into RSUs during the first quarter of 2021.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Other Income (Expense)

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

Interest expense	$(3,636)	$(396)	$(3,240)	818%
Other income (expense), net	(804)	(872)	68	(8)
Total other income (expense)	$(4,440)	$(1,268)	$(3,172)	250%

Interest Expense.     Interest expense increased by $3.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was attributable primarily to the increase in our average debt outstanding during the first quarter of 2022 as compared to 2021. An increase in the weighted average interest rate, from 1.4% for the three months ended March 31, 2021 to 4.3% for the three months ended March 31, 2022, also contributed to the increase in interest expense during the period.

Other Income (Expense), Net.     Other income (expense), net remained substantially the same for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Benefit for Income Taxes

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

Benefit for income taxes	$181	$3,267	$(3,086)	(94)%

For the three months ended March 31, 2022 and 2021, we recorded a benefit for income taxes of $0.2 million and $3.3 million, respectively. The decrease in the tax benefit for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily relates to a valuation allowance recorded against our deferred tax assets in the three months ended March 31, 2022. This decrease was offset by a larger expected pre-tax loss in 2022 as compared to 2021, along with an increase in R&D and other credits recorded in the three months ended March 31, 2022.

Liquidity and Capital Resources

General

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $213.3 million, which were held for working capital purposes, and borrowing availability under our 2021 Revolving Credit Facility as described below. As of March 31, 2022, our cash equivalents were comprised of money market funds. We expect our operating cash requirements to increase in the near future as we continue to invest in key initiatives to drive the Company’s growth toward the cloud. However, we expect our long-term operating cash flows to improve as we increase our operational efficiency and realize benefits from cash investments.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. We believe our existing cash and cash equivalents, our 2021 Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our 2021 Credit Agreement, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, the continuing market adoption of our platform, and the continuing effects of the COVID-19 pandemic. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had deferred revenue of $74.7 million, of which $70.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

The 2021 Term Loans mature on November 23, 2028. Amortization payments on the 2021 Term Loans are equal to 0.25% of the initial aggregate principal amount of the 2021 Term Loans, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2022. The 2021 Revolving Facility matures on November 23, 2026. There were no amounts drawn under the 2021 Revolving Facility as of March 31, 2022.

Under the terms of the 2021 Credit Agreement, Holdings and its restricted subsidiaries are required to maintain a total net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) (i) commencing with the fiscal quarter ending June 30, 2022 and through and including the fiscal quarter ending March 31, 2024, of no more than 5.00:1.00 and (ii) commencing with the fiscal quarter ending June 30, 2024 and each fiscal quarter thereafter, of no more than 4.00:1.00. As of March 31, 2022, we were in compliance with all financial covenants.

See additional discussion of the 2021 Credit Facilities in Note 9 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(3,284)	$24,087
Net cash used in investing activities	(5,721)	(4,927)
Net cash provided by (used in) financing activities	1,012	(109,788)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	717	(111)
Net decrease in cash and cash equivalents and restricted cash	$(7,276)	$(90,739)
Cash and cash equivalents and restricted cash at beginning of period	220,889	146,499
Cash and cash equivalents and restricted cash at end of period	$213,613	$55,760

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the three months ended March 31, 2022, net cash used in operating activities was $3.3 million, reflecting our net loss of $20.3 million, adjusted for non-cash charges of $24.3 million and net cash outflows of $7.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $2.8 million decrease in deferred revenue driven by the timing of revenue recognition, a $3.7 million increase in deferred commissions, a $3.9 million increase in prepaid expenses and other current assets, a $3.7 million increase in other assets, and a $10.6 million decrease in accrued compensation related to the timing of cash disbursements to our employees. These were partially offset by an $8.6 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $4.0 million decrease in contract assets due to the issuance of invoices and the timing of revenue recognition, and a $5.3 million increase in accounts payable.

During the three months ended March 31, 2021, net cash provided by operating activities was $24.1 million due to our net loss of $15.9 million that was adjusted for non-cash charges of $25.8 million and net cash inflows of $14.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment, intangible assets, operating leases and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $16.6 million decrease in accounts receivable due to the timing of collection of payment from our customers, a $4.1 million decrease in contract assets due to the issuance of invoices and the timing of revenue recognition, a $2.5 million decrease in prepaid expenses and other current assets primarily related to a reduction in our prepaid expenses during the three months ended March 31, 2021, and a $1.7 million increase in accrued expenses and other liabilities due to the timing of cash disbursements. These were partially offset by a $3.0 million decrease in deferred revenue driven by the timing of revenue recognition, a $2.9 million increase in deferred commissions, a $2.0 million decrease in accounts payable and a $1.9 million decrease in accrued compensation related to the timing of cash disbursements to our employees.

Investing Activities

Net cash used in investing activities was $5.7 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively, representing an increase of $0.8 million. The net increase is primarily attributable to an increase in the capitalization of internal-use software costs of $0.9 million.

Financing Activities

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $109.8 million during the three months ended March 31, 2021, representing an increase of $110.8 million. The net increase primarily relates to the repayment of $110.0 million on our 2019 Revolving Credit Facility in February 2021. There was no comparable activity during the three months ended March 31, 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021. For more information, please refer to “Note 2—Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended March 31, 2022 and 2021, we recorded losses of $0.8 million and $0.9 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three months ended March 31, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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

Amounts drawn under the 2021 Revolving Facility denominated in U.S. dollars will bear interest at Term SOFR, subject to a floor of 0.00%, plus the applicable SOFR Adjustment, plus an applicable margin ranging from 1.25% to 2.00%, depending on the senior secured net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.00%, depending on the senior secured net leverage ratio. Amounts drawn under the 2021 Revolving Facility denominated in available non-U.S. dollar currencies will bear interest at the applicable rate for such non-U.S. dollar currencies plus the applicable rate adjustment (if any) plus an applicable margin ranging from 1.25% to 2.00%, depending on the senior secured net leverage ratio. There were no amounts drawn under the 2021 Revolving Facility as of March 31, 2022.

At March 31, 2022, we had total outstanding debt of $300.0 million under our 2021 Term Loan Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $3.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

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

May 4, 2022	Ping Identity Holding Corp.

/s/ Raj Dani
Raj Dani
Chief Financial Officer