Form 10-Q
period 2022-06-30
Ping Identity Holding Corp.
filed 2022-08-04
CIK 1679826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

On July 29, 2022, the Registrant had 85,924,844 shares of common stock, $0.001 par value, outstanding.

PING IDENTITY HOLDING CORP.

FORM 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$210,303	$220,607
Accounts receivable, net of allowances of $608 and $610 at June 30, 2022 and December 31, 2021, respectively	78,329	82,969
Contract assets, current (net of allowance)	46,945	67,540
Deferred commissions, current	11,464	10,460
Prepaid expenses	19,936	16,654
Other current assets	2,956	2,914
Total current assets	369,933	401,144
Noncurrent assets:
Property and equipment, net	8,810	9,396
Goodwill	526,045	528,548
Intangible assets, net	176,131	190,077
Contract assets, noncurrent (net of allowance)	5,688	3,457
Deferred commissions, noncurrent	20,595	19,380
Deferred income taxes, net	4,236	6,201
Operating lease right-of-use assets	11,769	13,709
Other noncurrent assets	8,836	6,121
Total noncurrent assets	762,110	776,889
Total assets	$1,132,043	$1,178,033
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,919	$4,528
Accrued expenses and other current liabilities	10,439	10,305
Accrued compensation	20,178	29,258
Deferred revenue, current	81,159	71,957
Operating lease liabilities, current	4,305	4,330
Current portion of long-term debt (net of issuance costs)	1,882	1,132
Total current liabilities	122,882	121,510
Noncurrent liabilities:
Deferred revenue, noncurrent	3,931	5,584
Long-term debt (net of issuance costs)	290,208	291,154
Deferred income taxes, net	1,919	4,240
Operating lease liabilities, noncurrent	11,717	14,140
Total noncurrent liabilities	307,775	315,118
Total liabilities	430,657	436,628
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 or December 31, 2021	—	—
Common stock; $0.001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 85,785,493 and 83,754,449 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	86	84
Additional paid-in capital	855,968	824,455
Accumulated other comprehensive income (loss)	(2,776)	652
Accumulated deficit	(151,892)	(83,786)
Total stockholders' equity	701,386	741,405
Total liabilities and stockholders' equity	$1,132,043	$1,178,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$66,308	$73,151	$146,508	$137,367
Professional services and other	5,719	5,753	10,210	10,481
Total revenue	72,027	78,904	156,718	147,848
Cost of revenue:
Subscription (exclusive of amortization shown below)	14,223	10,185	27,611	19,599
Professional services and other (exclusive of amortization shown below)	6,845	6,142	13,604	11,725
Amortization expense	8,743	6,077	17,259	11,886
Total cost of revenue	29,811	22,404	58,474	43,210
Gross profit	42,216	56,500	98,244	104,638
Operating expenses:
Sales and marketing	36,712	29,082	67,653	54,631
Research and development	22,086	18,692	42,553	40,394
General and administrative	19,882	19,545	36,113	34,000
Depreciation and amortization	4,448	4,327	8,836	8,692
Total operating expenses	83,128	71,646	155,155	137,717
Loss from operations	(40,912)	(15,146)	(56,911)	(33,079)
Other income (expense):
Interest expense	(3,883)	(310)	(7,519)	(706)
Other income (expense), net	(2,860)	430	(3,664)	(442)
Total other income (expense)	(6,743)	120	(11,183)	(1,148)
Loss before income taxes	(47,655)	(15,026)	(68,094)	(34,227)
Benefit (provision) for income taxes	(193)	4,047	(12)	7,314
Net loss	$(47,848)	$(10,979)	$(68,106)	$(26,913)
Net loss per share:
Basic and diluted	$(0.56)	$(0.13)	$(0.81)	$(0.33)
Weighted-average shares used in computing net loss per share:
Basic and diluted	85,295	82,025	84,562	81,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(47,848)	$(10,979)	$(68,106)	$(26,913)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,595)	207	(3,428)	457
Total other comprehensive income (loss)	(2,595)	207	(3,428)	457
Comprehensive loss	$(50,443)	$(10,772)	$(71,534)	$(26,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Three Months Ended June 30, 2022:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2022	84,016,147	$84	$835,454	$(181)	$(104,044)	$731,313
Net loss	—	—	—	—	(47,848)	(47,848)
Stock-based compensation	—	—	14,001	—	—	14,001
Exercise of stock options, net of tax withholding	662,984	1	6,608	—	—	6,609
Vesting of restricted stock, net of tax withholding	1,106,362	1	(95)	—	—	(94)
Foreign currency translation adjustments, net of tax	—	—	—	(2,595)	—	(2,595)
Balances at June 30, 2022	85,785,493	$86	$855,968	$(2,776)	$(151,892)	$701,386

Three Months Ended June 30, 2021:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2021	81,475,176	$81	$759,645	$1,623	$(35,329)	$726,020
Net loss	—	—	—	—	(10,979)	(10,979)
Stock-based compensation	—	—	17,167	—	—	17,167
Exercise of stock options, net of tax withholding	22,377	—	30	—	—	30
Vesting of restricted stock, net of tax withholding	589,112	1	(5,510)	—	—	(5,509)
Foreign currency translation adjustments, net of tax	—	—	—	207	—	207
Balances at June 30, 2021	82,086,665	$82	$771,332	$1,830	$(46,308)	$726,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

Six Months Ended June 30, 2022:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	83,754,449	$84	$824,455	$652	$(83,786)	$741,405
Net loss	—	—	—	—	(68,106)	(68,106)
Stock-based compensation	—	—	21,702	—	—	21,702
Reclassification of liability-classified awards upon settlement	—	—	2,541			2,541
Exercise of stock options, net of tax withholding	769,418	1	7,446	—	—	7,447
Vesting of restricted stock, net of tax withholding	1,261,626	1	(176)	—	—	(175)
Foreign currency translation adjustments, net of tax	—	—	—	(3,428)	—	(3,428)
Balances at June 30, 2022	85,785,493	$86	$855,968	$(2,776)	$(151,892)	$701,386

Six Months Ended June 30, 2021:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	81,163,896	$81	$739,051	$1,373	$(19,395)	$721,110
Net loss	—	—	—	—	(26,913)	(26,913)
Stock-based compensation	—	—	33,467	—	—	33,467
Reclassification of liability-classified awards upon settlement	—	—	3,089			3,089
Exercise of stock options, net of tax withholding	220,482	—	1,801	—	—	1,801
Vesting of restricted stock, net of tax withholding	702,287	1	(6,076)	—	—	(6,075)
Foreign currency translation adjustments, net of tax	—	—	—	457	—	457
Balances at June 30, 2021	82,086,665	$82	$771,332	$1,830	$(46,308)	$726,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

PING IDENTITY HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(68,106)	$(26,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,095	20,578
Stock-based compensation expense	21,613	34,415
Amortization of deferred commissions	6,618	4,674
Amortization of deferred debt issuance costs	640	124
Operating leases, net	(507)	(346)
Deferred taxes	(204)	(7,624)
Foreign currency transaction net unrealized loss	996	—
Other	279	63
Changes in operating assets and liabilities:
Accounts receivable	3,729	17,621
Contract assets	18,009	5,653
Deferred commissions	(8,837)	(8,209)
Prepaid expenses and other current assets	(3,476)	3,405
Other assets	(2,297)	(426)
Accounts payable	805	348
Accrued compensation	(6,903)	4,280
Accrued expenses and other	315	1,338
Deferred revenue	7,549	(5,016)
Net cash provided by (used in) operating activities	(3,682)	43,965
Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(4)	(39,875)
Purchases of investments	(500)	—
Purchases of property and equipment and other	(2,029)	(1,502)
Capitalized software development costs	(9,611)	(8,582)
Net cash used in investing activities	(12,144)	(49,959)
Cash flows from financing activities
Payment of acquisition-related holdbacks	—	(993)
Proceeds from stock option exercises	7,301	1,900
Payment for tax withholding on equity awards	(176)	(6,174)
Proceeds from long-term debt	—	80,000
Payment of long-term debt	(750)	(110,000)
Net cash provided by (used in) financing activities	6,375	(35,267)
Effect of exchange rates on cash and cash equivalents and restricted cash	(831)	(130)
Net decrease in cash and cash equivalents and restricted cash	(10,282)	(41,391)
Cash and cash equivalents and restricted cash
Beginning of period	220,889	146,499
End of period	$210,607	$105,108
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,876	$584
Cash paid for taxes	1,434	283
Noncash activities:
Purchases of property and equipment, accrued but not yet paid	$101	$40
Reclassification of liability-classified awards upon settlement	2,541	3,089
Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$210,303	$104,342
Restricted cash included in other noncurrent assets	304	766
Total cash and cash equivalents and restricted cash	$210,607	$105,108

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, of comprehensive loss and of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the related footnote disclosures are unaudited. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, determining the fair values of assets acquired and liabilities assumed in business combinations, valuing stock-based compensation awards and assessing the probability of the awards meeting vesting conditions, recognizing revenue, establishing allowances for expected credit losses based on expected credit losses and the collectability of financial assets, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the value of right-of-use assets and lease liabilities, accounting for income taxes and related valuation allowances against deferred tax assets, determining the amortization period for deferred commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

assumptions on an ongoing basis and makes estimates based on historical experience and various other assumptions that are believed to be reasonable. Actual results may differ from these estimates due to risks and uncertainties.

2.       Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2022. The following describes the impact of certain policies.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in Topic 820 that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e. deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements. The impact is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed in years prior to the adoption date.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Subscription term-based licenses:
Multi-year subscription term-based licenses	$15,992	$32,391	$48,774	$56,229
1-year subscription term-based licenses	9,164	15,464	20,692	32,808
Total subscription term-based licenses	25,156	47,855	69,466	89,037
Subscription SaaS	22,726	13,425	42,907	25,411
Maintenance and support	18,426	11,871	34,135	22,919
Total subscription revenue	66,308	73,151	146,508	137,367
Professional services and other	5,719	5,753	10,210	10,481
Total revenue	$72,027	$78,904	$156,718	$147,848

The following table presents revenue by geographic region, which is based on the delivery address of the customer, and is summarized by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
United States	$51,280	$56,934	$117,043	$110,805
International	20,747	21,970	39,675	37,043
Total revenue	$72,027	$78,904	$156,718	$147,848

Other than the United States, no other individual country exceeded 10% of total revenue for the three months ended June 30, 2022 and 2021 or the six months ended June 30, 2022 and 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$67,033	$69,681	$70,997	$73,791
Ending balance	52,633	68,114	52,633	68,114
Change	$(14,400)	$(1,567)	$(18,364)	$(5,677)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$74,744	$49,352	$77,541	$52,398
Ending balance	85,090	47,719	85,090	47,719
Change	$10,346	$(1,633)	$7,549	$(4,679)

The change in deferred revenue relates primarily to invoicing customers and recognizing revenue in conjunction with the satisfaction of performance obligations. Revenue recognized during the three and six months ended June 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Deferred revenue recognized as revenue	$15,413	$12,101	$53,182	$38,036

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and noncancelable amounts to be invoiced. As of June 30, 2022, the Company had $329.5 million of transaction price allocated to remaining performance obligations, of which 83.1% is expected to be recognized as revenue over the next 24 months, with the remainder to be recognized thereafter.

Deferred Commissions

The following table summarizes the account activity of deferred commissions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$30,240	$16,534	$29,840	$15,929
Additions to deferred commissions	5,121	5,275	8,837	8,209
Amortization of deferred commissions	(3,302)	(2,345)	(6,618)	(4,674)
Ending balance	$32,059	$19,464	$32,059	$19,464

Deferred commissions, current	$11,464	$7,711	$11,464	$7,711
Deferred commissions, noncurrent	20,595	11,753	20,595	11,753
Total deferred commissions	$32,059	$19,464	$32,059	$19,464

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.       Allowances for Expected Credit Losses

The following table presents the changes in allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets	Accounts Receivable	Contract Assets

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022

	(in thousands)
Beginning balance	$526	$114	$610	$156
Provision for credit losses, net of recoveries	263	(69)	401	(111)
Write-offs	(181)	—	(403)	—
Ending balance	$608	$45	$608	$45

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

The Company invests primarily in money market funds, which are measured and recorded at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The fair value of these financial instruments were as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$166,279	$—	$—	$166,279

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents:
Money market funds	$181,009	$—	$—	$181,009

The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 10).

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.   Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Computer equipment	$8,515	$8,117
Furniture and fixtures	4,420	4,331
Purchased computer software	785	785
Leasehold improvements	9,089	8,670
Other	448	448
Property and equipment, gross	23,257	22,351
Less: Accumulated depreciation	(14,447)	(12,955)
Property and equipment, net	$8,810	$9,396

Depreciation expense was $1.0 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1.9 million and $1.8 million, respectively.

7.      Ping Venture Investments

In June 2022, the Company announced Ping Ventures, the name of the corporate venture brand under which Ping Identity intends to pursue equity investments in early stage, high-growth technology companies that align with the Company’s strategy and product roadmap. There are no legal commitments or restrictions on cash related to Ping Ventures as of June 30, 2022.

On June 23, 2022, Ping Identity acquired a 5.5% interest in Allthenticate, Inc. (“Allthenticate”), a unified access control and authentication company. The Company’s investment of $0.5 million in Allthenticate is included in other noncurrent assets in the condensed consolidated balance sheets as of June 30, 2022. The Company does not have the ability to exercise significant influence over the investee.

8.   Business Combinations

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

	June 20, 2021	Useful Life
	(in thousands)
Fair value of net assets acquired
Developed technology	$8,300	4 years
Goodwill	30,540	Indefinite
Deferred tax asset	1,480
Other assets	157
Total assets acquired	40,477
Deferred revenue	(337)
Other liabilities	(483)
Total liabilities assumed	(820)
Net assets acquired	$39,657

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

Additional Acquisition Related Information

The operating results of Singular Key and SecuredTouch are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition and are not material to the condensed consolidated statements of operations for the three and six months ended June 30, 2021.

Pro Forma Financial Information (unaudited)

If SecuredTouch and Singular Key had been acquired on January 1, 2020 and included in our results for the three and six months ended June 30, 2021, there would not have been material impact to revenue, and Ping Identity’s net loss would have increased, on a pro forma basis, by $1.8 million and $4.4 million, respectively, inclusive of intangible amortization which would have been $1.9 million and $3.7 million, respectively.

9.       Goodwill and Intangible Assets

The changes in the carrying amount of the Company’s goodwill balance from December 31, 2021 to June 30, 2022 were as follows (in thousands):

Beginning balance	$528,548
Adjustments to goodwill related to acquisitions	(260)
Foreign currency translation adjustment	(2,243)
Ending balance	$526,045

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s intangible assets as of June 30, 2022 were as follows:

	June 30, 2022
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$145,407	$(80,293)	$65,114
Customer relationships	95,106	(45,110)	49,996
Trade names	56,806	(33,932)	22,874
Product backlog	570	(368)	202
Capitalized internal-use software	58,694	(21,551)	37,143
Other intangible assets	1,489	(687)	802
Total intangible assets	$358,072	$(181,941)	$176,131

The Company’s intangible assets as of December 31, 2021 were as follows:

	December 31, 2021
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Developed technology	$146,142	$(69,802)	$76,340
Customer relationships	95,131	(41,326)	53,805
Trade names	56,778	(31,093)	25,685
Product backlog	634	(287)	347
Capitalized internal-use software	50,934	(17,760)	33,174
Other intangible assets	1,481	(755)	726
Total intangible assets	$351,100	$(161,023)	$190,077

The Company capitalized $5.3 million and $4.9 million of internal-use software costs during the three months ended June 30, 2022 and 2021, respectively, which included $0.6 million and $0.3 million of stock-based compensation costs, respectively. The Company capitalized $10.5 million and $9.1 million of internal-use software costs during the six months ended June 30, 2022 and 2021, respectively, which included $0.9 million and $0.5 million of stock-based compensation costs, respectively.

Amortization expense for the three months ended June 30, 2022 and 2021 was $12.2 million and $9.5 million, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $24.2 million and $18.8 million, respectively.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2022, expected amortization expense for intangible assets subject to amortization for the next five years is as follows:

Year Ending December 31,	June 30, 2022
(in thousands)
2022 (remaining six months)	$24,533
2023	47,142
2024	43,644
2025	31,290
2026	12,229
Thereafter	17,293
Total	$176,131

10.       Debt

2019 Credit Agreement

In December 2019, Roaring Fork Intermediate, LLC and Ping Identity Corporation, each a wholly-owned subsidiary of Ping Identity Holding Corp., and certain of their subsidiaries (together, the “Credit Parties”) entered into a credit agreement (the “2019 Credit Agreement”) with the financial institutions identified therein as lenders, including Bank of America, N.A., as administrative agent, and BofA Securities, Inc. and RBC Capital Markets as joint lead arrangers. Borrower and Holdings are wholly-owned indirect subsidiaries of the Company. The 2019 Credit Agreement provided for a senior revolving line of credit in a principal committed amount of $150.0 million (the “2019 Revolving Credit Facility”), with the option to request incremental term loan facilities in a minimum amount of $10 million for each facility if certain conditions are met. The 2019 Revolving Credit Facility had a maturity date of December 12, 2024. Obligations under the 2019 Credit Agreement were secured by substantially all of the assets of the Credit Parties.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the 2021 Credit Facilities will be used for working capital purposes and general corporate purposes. The 2021 Credit Facilities are secured by substantially all of the assets of the Credit Parties.

The 2021 Term Loans mature on November 23, 2028. Amortization payments on the 2021 Term Loans are equal to 0.25% of the initial aggregate principal amount of the 2021 Term Loans, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2022. The 2021 Term Loans bear interest at Term SOFR (as defined in the 2021 Credit Agreement and subject to a floor of 0.50%), plus the applicable SOFR Adjustment (as defined in the 2021 Credit Agreement), plus an applicable margin of 3.75%, or a base rate plus an applicable margin of 2.75%. The interest rate on the 2021 Term Loans was 4.88% as of June 30, 2022.

The 2021 Revolving Facility matures on November 23, 2026. Amounts drawn under the 2021 Revolving Facility denominated in U.S. dollars will bear interest at Term SOFR, subject to a floor of 0.00%, plus the applicable SOFR Adjustment, plus an applicable margin ranging from 1.25% to 2.00%, depending on the senior secured net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.00%, depending on the senior secured net leverage ratio. Amounts drawn under the 2021 Revolving Facility denominated in available non-U.S. dollar currencies will bear interest at the applicable rate for such non-U.S. dollar currencies plus the applicable rate adjustment (if any) plus an applicable margin ranging from 1.25% to 2.00%, depending on the senior secured net leverage ratio. There were no amounts drawn under the 2021 Revolving Facility as of June 30, 2022.

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

Under the terms of the 2021 Credit Agreement, Holdings and its restricted subsidiaries are required to maintain a total net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) (i) commencing with the fiscal quarter ending June 30, 2022 and through and including the fiscal quarter ending March 31, 2024, of no more than 5.00:1.00 and (ii) commencing with the fiscal quarter ending June 30, 2024 and each fiscal quarter thereafter, of no more than 4.00:1.00. As of June 30, 2022, the Credit Parties were in compliance with all financial covenants.

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

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company recognized $3.6 million and $0.3 million in interest expense related to the respective debt facilities during the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company recognized $6.9 million and $0.6 million in interest expense related to the respective debt facilities.

As of June 30, 2022, the Company’s outstanding long-term debt balance was $290.2 million and the current portion of long-term debt was $1.9 million. These balances were net of debt issuance costs of $6.0 million and $1.1 million, respectively. As of December 31, 2021 the Company’s outstanding long-term debt balance was $291.2 million and the current portion of long-term debt was $1.1 million. These balances were net of debt issuance costs of $6.6 million and $1.1 million, respectively. The debt issuance costs are a direct deduction from the long-term debt liability and are amortized into interest expense over the contractual term of the borrowings using the effective interest method.

Costs associated with the 2021 Revolving Facility were capitalized to other assets in the condensed consolidated balance sheet and will be amortized into interest expense on a straight-line basis over the contractual term of the 2021 Revolving Facility. As of June 30, 2022 and December 31, 2021, deferred costs associated with the 2021 Revolving Facility were $0.8 million.

During the three months ended June 30, 2022 and 2021, the Company amortized $0.3 million and $0.1 million of debt issuance costs, respectively. During the six months ended June 30, 2022 and 2021, the Company amortized $0.6 million and $0.1 million of debt issuance costs, respectively.

Future principal payments on outstanding borrowings as of June 30, 2022 are as follows:

Year Ending December 31,	June 30, 2022
(in thousands)
2022 (remaining six months)	$1,500
2023	3,000
2024	3,000
2025	3,000
2026	3,000
Thereafter	285,750
Total	$299,250

11.   Income Taxes

For the three and six months ended June 30, 2022, the Company recorded $0.2 million and $12 thousand as its provision for income taxes, respectively. For the three and six months ended June 30, 2021, the Company recorded $4.0 million and $7.3 million as its benefit for income taxes, respectively. The Company’s calculation of its benefit for income taxes is dependent in part on forecasts of full-year results and key components of the Company’s (provision) benefit for income taxes primarily consist of state and federal income taxes, foreign income taxes and research and development (“R&D”) credits. The Company’s quarterly tax benefit calculation is also subject to variation due to several factors, including variability in loss before income taxes, the mix of jurisdictions to which such loss relates,

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

changes in how the Company conducts business and tax law developments. The increase in the tax provision for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily relates to a valuation allowance recorded against our deferred tax assets in the six months ended June 30, 2022. This increase was partially offset by a larger expected pre-tax loss in 2022 as compared to 2021, along with an increase in R&D and other credits recorded in the three months ended June 30, 2022.

12.     Stockholders’ Equity

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

Preferred stock

The Company’s Third Amended and Restated Certificate of Incorporation authorizes, without stockholder approval but subject to any limitations prescribed by law, the issuance of up to an aggregate of 50,000,000 shares of preferred stock (in one or more series or classes), to create additional series or classes of preferred stock and to establish the number of shares to be included in such series or class. The Board of Directors is also authorized to increase or decrease the number of shares of any series or class subsequent to the issuance of shares of that series or class. Each series will have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors. As of June 30, 2022 and December 31, 2021, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

13.   Stock-Based Compensation

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

On September 23, 2019, the Company adopted the Ping Identity Holding Corp. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”). The 2019 Omnibus Incentive Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consultants of the Company. At June 30, 2022, the maximum number of shares of common stock available for issuance under the 2019 Omnibus Incentive Plan was 18,319,271 shares.

Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Subscription cost of revenue	$497	$513	$964	$1,048
Professional services and other cost of revenue	230	429	511	1,020
Sales and marketing	4,340	4,843	6,520	9,041
Research and development	2,879	4,647	6,105	13,159
General and administrative	5,539	7,044	7,513	10,147
Total	$13,485	$17,476	$21,613	$34,415

Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized in relation to internal-use software. Refer to Note 9 for additional details.

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

Other Liability-Classified Awards

In conjunction with the Company’s acquisition of Symphonic Software Limited in October 2020, the Company issued liability-classified awards to certain individuals with a stated value of $0.4 million and $0.6 million that vest on December 31, 2021 and December 31, 2022, respectively. Half of these awards are subject to continuous service conditions and half are subject to continuous service and other performance conditions. The liability-classified awards will be settled with a variable number of shares of the Company’s common stock at each vesting date based on the satisfaction of such conditions. On December 31, 2021, the Company settled $0.3 million of the first tranche of these liability-classified awards, net of $0.1 million of forfeitures due to employee terminations, resulting in the issuance of 14,664 shares. Upon issuance, the associated $0.3 million liability was reclassified from accrued compensation to additional paid-in capital and common stock on the condensed consolidated balance sheets. As of June 30, 2022, $0.4 million of the second tranche of these liability-classified awards, net of $0.2 million of forfeitures due to employee terminations, remains.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

During the three months ended June 30, 2022 and 2021, the Company recognized $0.1 million and $0.7 million of stock-based compensation expense, respectively, related to these awards. During the six months ended June 30, 2022 and 2021, the Company recognized $0.8 million and $1.5 million of stock-based compensation expense, respectively, related to these awards.

Restricted Stock Units

The Company grants RSUs that generally vest over one to four years. Additionally, the Company granted time-based vesting RSUs converted from the previously outstanding cash-based LTIP grants and those issued in connection with the ShoCard acquisition. The weighted-average grant-date fair value of RSUs granted during the three months ended June 30, 2022 and 2021 was $27.00 and $22.24, respectively. The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2022 and 2021 was $23.41 and $23.45, respectively. The total intrinsic value of RSUs that vested during the three months ended June 30, 2022 and 2021 was $17.9 million and $18.5 million, respectively. The total intrinsic value of RSUs that vested during the six months ended June 30, 2022 and 2021 was $21.1 million and $22.0 million, respectively. As of June 30, 2022, there was $121.2 million of total unamortized compensation, which will be recognized over the remaining weighted-average vesting period of 2.6 years using the straight-line method. A summary of the status of the Company’s unvested RSUs and activity for the six months ended June 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2021	3,950,122	$21.81
Granted	3,564,195	23.41
Forfeited/canceled	(542,193)	21.41
Vested	(831,062)	21.71
Unvested as of June 30, 2022	6,141,062	$22.79

Performance Stock Units

Awards Subject to Performance and Market Conditions

As previously discussed, during the first quarter of 2021, the Company granted 948,250 restricted stock units in connection with the conversion of previously outstanding LTIP grants, with 474,155 of these restricted stock units subject to performance and market conditions. These market-based performance stock units (“PSUs”) were expected to vest following both (i) registration of shares of common stock of Ping Identity Holding Corp. and (ii) Vista’s realized cash return on its investment in the Company equaling or exceeding $1.491 billion. These awards were valued at the date of grant at $19.94 per share using a Monte Carlo simulation. In the second quarter of 2021, these market-based PSUs were determined to be probable of vesting, resulting in the recognition of $4.0 million in stock-based compensation during

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the three and six months ended June 30, 2021. In the first quarter of 2022, the market condition associated with these awards was modified such that the awards were deemed earned and fully vested as of March 31, 2022. This modification did not have a material impact on the Company’s condensed consolidated financial statements.

Awards Subject to Performance Conditions

Additionally, during the second quarter of 2021, the Company granted 208,806 PSUs under the 2019 Omnibus Incentive Plan, which will be earned only if the Company meets specific internal performance targets within a two-year period. The number of awards that ultimately vest could be 50% or 100% of shares granted, depending on the Company’s achievement of internal performance targets. The grant-date fair value of these PSUs was $21.93. As of June 30, 2022, there was $0.3 million of total unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated weighted-average vesting period of 0.5 years.

During the first quarter of 2022, the Company granted 207,164 PSUs under the 2019 Omnibus Incentive Plan to certain employees, which will be earned only if those individuals meet specific internal performance goals. The number of awards that ultimately vest for each individual could be 0% if the minimum hurdle is not achieved, or approximately 59% or 100% of awards granted, depending on the individual’s achievement of internal performance targets. The grant-date fair value of these PSUs was $20.79. As of June 30, 2022, there was $2.1 million of total estimated unamortized compensation associated with these awards, which is expected to be recognized over the remaining estimated weighted-average vesting period of 2.7 years.

During the second quarter of 2022, the Company granted 705,106 PSUs under the 2019 Omnibus Incentive Plan to certain employees, which will be earned only if the Company meets specific internal financial performance targets. The number of awards that ultimately vest could be 0% if the minimum hurdles are not achieved, or 50%, or 100% of awards granted, depending on the Company’s achievement of internal performance targets. The weighted-average grant date fair value of these PSUs was $27.38. As of June 30, 2022, there was $8.4 million of total unamortized compensation associated with these awards based upon estimated target, or 50%, achievement, which is expected to be recognized over the remaining estimated weighted-average vesting period of 1.8 years.

The total intrinsic value of the PSUs that vested during the six months ended June 30, 2022 was $11.7 million. No PSUs vested during the three months ended June 30, 2022 and 2021, or the six months ended June 30, 2021.

A summary of the status of the Company’s unvested PSUs and activity for the six months ended June 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2021	611,685	$20.52
Granted	912,270	25.86
Forfeited/canceled	(32,541)	22.96
Vested	(428,318)	19.94
Unvested as of June 30, 2022	1,063,096	$25.26

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

No stock options were granted during the three or six months ended June 30, 2022 or 2021. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,331,782	$9.57	5.5	$44,355
Forfeited/canceled	—	—
Exercised	(769,418)	9.68		10,823
Outstanding as of June 30, 2022	2,562,364	$9.53	4.9	$22,053

As of June 30, 2022:
Vested and exercisable	2,562,364	$9.53	4.9	$22,053

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

Deferred Stock Units (“DSUs”)

Ping Identity compensates its independent, non-employee directors with annual equity compensation in the form of RSUs, and with annual cash retainers (“Board Compensation”). On November 1, 2021, the Company established a deferred compensation plan whereby the Company’s independent, non-employee directors may elect to receive some or all of their annual Board Compensation in DSUs, beginning in fiscal year 2022. Each DSU is equivalent to one share of common stock of the Company. The DSUs will be settled in shares of Ping Identity common stock (or, if determined by the Board of Directors, in cash) at the date of the non-employee director’s choosing. During the three and six months ended June 30, 2022, there were 6,626 DSUs granted at a grant date fair value of $18.90. There were no DSUs granted during the three and six months ended June 30, 2021.

Employee Stock Purchase Plan

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

14.     Related Party Transactions

Vista is a U.S.-based investment firm that controlled the funds which previously owned a majority of the Company. During the year ended December 31, 2020, Vista sold a portion of its investment in the Company such that its funds no longer owned a majority of the Company as of December 31, 2020. However, Vista is deemed a related party in accordance with ASC 850 as it continues to be a principal owner of the Company. There were no material transactions with Vista, or any other related party, during the three and six months ended June 30, 2022 and 2021.

15.   Commitments and Contingencies

Letters of Credit

As of June 30, 2022 and December 31, 2021, the Company had outstanding letters of credit under an office lease agreement that totaled $0.3 million, which primarily guaranteed early termination fees in the event of default. The Company collateralizes the letters of credit with restricted cash balances which were classified in other noncurrent assets at June 30, 2022 and December 31, 2021.

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, IT operations and marketing events. Total noncancelable purchase commitments as of June 30, 2022 were approximately $175.6 million for periods through 2026.

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

The Company made contributions to its employee benefit plans of $1.1 million and $1.0 million during the three months ended June 30, 2022 and 2021, respectively. The Company made contributions to its employee benefit plans of $2.4 million and $1.9 million during the six months ended June 30, 2022 and 2021, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

16.     Net Loss Per Share

The following table provides a reconciliation of the numerator and denominator used in the Company’s calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net loss	$(47,848)	$(10,979)	$(68,106)	$(26,913)
Denominator:
Weighted-average common stock outstanding - basic and diluted	85,295	82,025	84,562	81,684
Net loss per share:
Basic and diluted	$(0.56)	$(0.13)	$(0.81)	$(0.33)

The following shares were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
RSUs	6,141	3,533	6,141	3,533
PSUs	141	—	141	—
Stock options	2,562	2,074	2,562	2,074
Other awards	18	123	18	123
Total antidilutive shares	8,862	5,730	8,862	5,730

17.     Subsequent Events

On August 2, 2022, Ping Identity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Polaris Holdings, LP, a Delaware limited partnership (“Parent”), and Project Polaris Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P., a Delaware limited partnership and private equity fund managed by Thoma Bravo, L.P. (“Thoma Bravo”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of common stock that may be held by the Company as treasury stock or that are owned by Parent, Merger Sub or any other subsidiaries thereof, or any shares of common stock as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $28.50, without interest thereon.

PING IDENTITY HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the Merger, the Company expects to incur significant expenses such as transaction, professional services and other costs. An estimate of those expenses cannot be made at this time.

The closing of the proposed Merger is subject to certain conditions, including the adoption of the Merger Agreement by stockholders representing a majority of the outstanding shares of common stock of the Company and the receipt of applicable regulatory approvals.  The proposed Merger is expected to close in the fourth quarter of 2022.

Forward-Looking Statements

In addition to historical consolidated financial information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may include words such as ‘‘anticipate’’, ‘‘estimate’’, ‘‘expect’’, ‘‘project’’, ‘‘plan’’, ‘‘intend’’, ‘‘believe’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘can have’’, ‘‘likely’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and other important factors disclosed previously in our other filings with the Securities and Exchange Commission (“SEC”) which include, but are not limited to:

●	uncertainties associated with the proposed Merger with an affiliate of a fund advised by Thoma Bravo;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
●	the inability to complete the proposed Merger due to the failure to satisfy conditions to completion of the proposed Merger, including the adoption of the Merger Agreement by the stockholders representing a majority of the outstanding shares of the Company’s common stock and receipt of applicable regulatory approvals;
●	risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger;
●	the effect of the announcement of the proposed Merger on our relationships with our customers, operating results and business generally;
●	the risk that the proposed Merger will not be consummated in a timely manner or at all;
●	the costs of the proposed Merger if the proposed Merger is not consummated;
●	restrictions imposed on our business during the pendency of the proposed Merger;
●	potential litigation instituted against us or our directors challenging the proposed Merger;
●	our ability to recruit, retain and develop our senior management team and key employees, including in light of the proposed Merger;
●	our ability to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences;
●	our ability to enhance and deploy our cloud-based offerings while continuing to effectively offer our on-premise offerings;
●	our ability to maintain or improve our competitive position;
●	the impact of adverse general and industry-specific economic and market conditions as well as geopolitical events, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, the ongoing conflict in Ukraine and Russia, geopolitical issues in Hong Kong and Taiwan and reductions in IT and identity spending;

●	the ongoing impact of the novel COVID-19 pandemic;

●	the impact on our business of a network or data security incident or unauthorized access to our network or data or our customers’ data;
●	the effects on our business if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions or solution packages that achieve market acceptance;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges;
●	our ability to enhance and expand our sales and marketing capabilities;
●	our ability to attract and retain highly qualified personnel to execute our growth plan;
●	the risks associated with interruptions or performance problems of our technology, infrastructure and service providers;
●	our dependence on Amazon Web Services cloud infrastructure services;
●	the impact of data privacy concerns, evolving regulations of cloud computing, cross-border data transfer restrictions and other domestic and foreign laws and regulations;
●	the impact of volatility in quarterly operating results;
●	the risks associated with our revenue recognition policy and other factors may distort our financial results in any given period;
●	the effects on our customer base and business if we are unable to enhance our brand cost-effectively;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	our ability to comply with governmental export and import controls and economic sanctions laws;
●	our ability to comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”);
●	the potential adverse impact of legal proceedings;
●	the impact of our frequently long and unpredictable sales cycle;
●	our ability to identify suitable acquisition targets or otherwise successfully implement our growth strategy;
●	the impact of a change in our pricing model;
●	our ability to meet service level commitments under our customer contracts;
●	the impact on our business and reputation if we are unable to provide high-quality customer support;
●	our dependence on strategic relationships with third parties;
●	the ability of our platform, solutions and solution packages to interoperate with our customers’ existing or future IT infrastructures;
●	our dependence on adequate research and development resources and our ability to successfully complete acquisitions;
●	our dependence on the integrity and scalability of our systems and infrastructures;
●	our reliance on software and services from other parties;
●	the impact of real or perceived errors, failures, vulnerabilities or bugs in our solutions;
●	our ability to protect our proprietary rights;
●	the impact on our business if we are subject to infringement claim or a claim that results in a significant damage award;

●	the risks associated with our use of open source software in our solutions, solution packages and subscriptions;
●	our reliance on software as a service (“SaaS”) vendors to operate certain functions of our business;
●	the risks associated with indemnity provisions in our agreements;
●	the risks associated with liability claims if we breach our contracts;
●	the impact of the failure by our customers to pay us in accordance with the terms of their agreements;
●	our ability to expand the sales of our solutions and solution packages to customers located outside of the United States;
●	the risks associated with exposure to foreign currency fluctuations;
●	the impact of potentially adverse tax consequences associated with our international operations;
●	the impact of changes in tax laws or regulations;
●	our ability to maintain our corporate culture;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	our management team’s limited experience managing a public company;
●	the risks associated with having operations and employees located in Israel;
●	the risks associated with doing business with governmental entities;
●	the impact of catastrophic events on our business; and
●	other factors disclosed in the section entitled ‘‘Risk Factors’’ in our most recent Annual Report on Form 10-K.

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

Proposed Merger Transaction

On August 2, 2022, Ping Identity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Polaris Holdings, LP, a Delaware limited partnership (“Parent”), and Project Polaris Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P., a Delaware limited partnership and private equity fund managed by Thoma Bravo, L.P. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).  If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company that is issued and outstanding as of immediately prior to the Effective Time (other than certain shares), will be automatically cancelled, extinguished and converted into the right to receive $28.50, without interest thereon. The closing of the proposed Merger is subject to certain conditions, including the adoption of the Merger Agreement by stockholders representing a majority of the outstanding shares of the Company’s common stock and the receipt of applicable regulatory approvals. The proposed Merger is expected to close during the fourth quarter of 2022. See Note 17 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Impact of COVID-19, Macroeconomic and Geopolitical Conditions

While the impact of the COVID-19 pandemic is lessening, challenges resulting from the pandemic persist. To date, we have seen limited effects on the Company’s annual results of operations and overall financial performance as a result of COVID-19. As noted below in “Key Factors Affecting Our Performance—Seasonality,” typical seasonal fluctuations in our revenue have changed as a result of the COVID-19 pandemic. However, the effects of the continued outbreak of COVID-19 may include disruptions of sales channels, marketing activities and supply chains, and we cannot fully predict the effects of the continuing pandemic on our business and our financial performance in future periods.

Additionally, adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, higher interest rates and currency fluctuations could adversely affect demand for our products. In addition, the Russian invasion of Ukraine has resulted in, among other things, economic sanctions imposed by the international community, which have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no direct operations in Russia or Ukraine, certain of our customers and third-party service providers have been negatively impacted by the war in Ukraine. To date, the impact on these parties has not had a material impact on our operations. In the first quarter of 2022, we indefinitely ceased all sales to Russia, which sales were not material to our results.

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

Additionally, we have a large and growing international presence and intend to grow our customer base in various international regions by making investments in our sales team globally. For the quarter ended June 30, 2022, our international revenue was 29% of our total revenue. We expect international sales to be a meaningful revenue contributor in future periods.

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

The table below sets forth our ARR as of the end of June 30, 2022 and 2021, respectively.

	June 30,		Change
	2022	2021	$	%

	(dollars in thousands)
ARR	$340,988	$279,630	$61,358	22%

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

The quotient obtained from this calculation is our dollar-based net retention rate. Our dollar-based net retention rate was 114% at June 30, 2022. We believe our ability to cross-sell our new solutions to our installed base, particularly MFA, API Intelligence, Fraud Detection, Orchestration, Risk Management, Dynamic Authorization and Identity Verification, will continue to support our high dollar-based net retention rate.

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

Our customers with ARR over $250,000 increased from 279 at June 30, 2021 to 331 at June 30, 2022, representing a year-over-year growth rate of 19%.

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

A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP measure, is as follows:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(3,682)	$43,965
Less:
Purchases of property and equipment	(2,029)	(1,502)
Capitalized software development costs	(9,611)	(8,582)
Free Cash Flow	$(15,322)	$33,881
Net cash used in investing activities	$(12,144)	$(49,959)
Net cash provided by (used in) financing activities	$6,375	$(35,267)
Cash paid for interest	$6,876	$584

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

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Gross profit	$42,216	$56,500	$98,244	$104,638
Amortization expense	8,743	6,077	17,259	11,886
Stock-based compensation expense	727	942	1,475	2,068
Non-GAAP Gross Profit	$51,686	$63,519	$116,978	$118,592

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

For the three months ended June 30, 2022 and 2021, 35% and 61%, respectively, of our revenue was from subscription term-based licenses. For the six months ended June 30, 2022 and 2021, 44% and 60%, respectively, of our revenue was from subscription term-based licenses. Changes in period-over-period subscription revenue growth are primarily impacted by the following factors:

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

General and Administrative.   General and administrative expenses consist primarily of employee compensation costs, for corporate personnel, such as those in our executive, human resource, legal, facilities, accounting and finance, information security and information technology departments. In addition, general and administrative expenses include third-party professional fees, as well as all other supporting corporate expenses not allocated to other departments. General and administrative expense also includes acquisition-related expenses, which primarily consist of third-party expenses related to business acquisitions, such as professional services and legal fees.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue:
Subscription	$66,308	$73,151	$146,508	$137,367
Professional services and other	5,719	5,753	10,210	10,481
Total revenue	72,027	78,904	156,718	147,848
Cost of revenue:
Subscription (exclusive of amortization shown below)(1)	14,223	10,185	27,611	19,599
Professional services and other (exclusive of amortization shown below)(1)	6,845	6,142	13,604	11,725
Amortization expense	8,743	6,077	17,259	11,886
Total cost of revenue	29,811	22,404	58,474	43,210
Gross profit	42,216	56,500	98,244	104,638
Operating expenses:
Sales and marketing(1)	36,712	29,082	67,653	54,631
Research and development(1)	22,086	18,692	42,553	40,394
General and administrative(1)	19,882	19,545	36,113	34,000
Depreciation and amortization	4,448	4,327	8,836	8,692
Total operating expenses	83,128	71,646	155,155	137,717
Loss from operations	(40,912)	(15,146)	(56,911)	(33,079)
Other income (expense):
Interest expense	(3,883)	(310)	(7,519)	(706)
Other income (expense), net	(2,860)	430	(3,664)	(442)
Total other income (expense)	(6,743)	120	(11,183)	(1,148)
Loss before income taxes	(47,655)	(15,026)	(68,094)	(34,227)
Benefit (provision) for income taxes	(193)	4,047	(12)	7,314
Net loss	$(47,848)	$(10,979)	$(68,106)	$(26,913)
(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Subscription cost of revenue	$497	$513	$964	$1,048
Professional services and other cost of revenue	230	429	511	1,020
Sales and marketing	4,340	4,843	6,520	9,041
Research and development	2,879	4,647	6,105	13,159
General and administrative	5,539	7,044	7,513	10,147
Total	$13,485	$17,476	$21,613	$34,415

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	92%	93%	93%	93%
Professional services and other	8	7	7	7
Total revenue	100	100	100	100
Cost of revenue:
Subscription (exclusive of amortization shown below)	20	13	18	13
Professional services and other (exclusive of amortization shown below)	10	8	9	8
Amortization expense	12	7	11	8
Total cost of revenue	42	28	38	29
Gross profit	58	72	62	71
Operating expenses:
Sales and marketing	51	37	43	37
Research and development	31	24	27	27
General and administrative	28	25	23	23
Depreciation and amortization	6	5	5	6
Total operating expenses	116	91	98	93
Loss from operations	(58)	(19)	(36)	(22)
Other income (expense):
Interest expense	(5)	—	(5)	(1)
Other income (expense), net	(3)	—	(2)	—
Total other income (expense)	(8)	—	(7)	(1)
Loss before income taxes	(66)	(19)	(43)	(23)
Benefit (provision) for income taxes	—	5	—	5
Net loss	(66)%	(14)%	(43)%	(18)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Revenue:
Subscription	$66,308	$73,151	$(6,843)	(9)%	$146,508	$137,367	$9,141	7%
Professional services and other	5,719	5,753	(34)	(1)	10,210	10,481	(271)	(3)
Total revenue	$72,027	$78,904	$(6,877)	(9)%	$156,718	$147,848	$8,870	6%

Total revenue decreased by $6.9 million, or 9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in revenue was primarily attributable to a decrease in subscription revenue of $6.8 million, discussed further below.

Total revenue increased by $8.9 million, or 6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The revenue growth was attributable to an increase of $9.1 million in subscription revenue, discussed further below.

The table below sets forth the components of subscription revenue for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Subscription:
Multi-year subscription term-based licenses	$15,992	$32,391	$(16,399)	(51)%	$48,774	$56,229	$(7,455)	(13)%
1-year subscription term-based licenses	9,164	15,464	(6,300)	(41)	20,692	32,808	(12,116)	(37)
Total subscription term-based licenses	25,156	47,855	(22,699)	(47)	69,466	89,037	(19,571)	(22)
Subscription SaaS	22,726	13,425	9,301	69	42,907	25,411	17,496	69
Maintenance and support	18,426	11,871	6,555	55	34,135	22,919	11,216	49
Total subscription revenue	$66,308	$73,151	$(6,843)	(9)	$146,508	$137,367	$9,141	7

Subscription revenue decreased by 9%, or $6.8 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Total subscription revenue decreased primarily as a result of changes to the relative value ascribed to our maintenance and support obligations as compared to license obligations in contracts with multiple performance obligations, resulting in an increase in maintenance and support revenue that will be deferred to future periods and a decrease in term-based license revenue recognized in the period, as discussed further below.

Subscription revenue increased by 7%, or $9.1 million, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Total subscription revenue increased as a result of a greater amount of new and renewing SaaS subscriptions in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Remaining changes to subscription revenue were primarily due to the following:

Change in subscription type.    The following table sets forth the components of subscription revenue expressed as a percentage of total subscription revenue:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
Subscription term-based licenses	38%	65%	(27)%	47%	65%	(18)%
Subscription SaaS	34	18	16	30	18	12
Maintenance and support	28	17	11	23	17	6
Total subscription revenue	100%	100%		100%	100%

Subscription term-based license revenue as a percentage of subscription revenue decreased from 65% for each of the three and six months ended June 30, 2021, to 38% and 47% for the three and six months ended June 30, 2022, respectively. Subscription SaaS as a percentage of total subscription revenue increased from 18% in each of the three and six months ended June 30, 2021 to 34% and 30% in the three and six months ended June 30, 2022, respectively. Maintenance and support as a percentage of total subscription revenue increased from 17% for each of the three and six months ended June 30, 2021 to 28% and 23% for the three and six months ended June 30, 2022, respectively.

Additionally, subscription SaaS revenue increased by 69%, or $9.3 million, and 69%, or $17.5 million, in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. Maintenance and support revenue increased by 55%, or $6.6 million, and 49%, or $11.2 million, in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. As our business moves increasingly to SaaS, our investments have followed, with a higher percentage of investment shifting to SaaS as well as maintenance and support of our software. Subscription SaaS and maintenance have increased as a percentage of total subscription revenue as adoption of our SaaS solutions has increased, as well as to reflect an increase in the relative value attributable to our software maintenance and support obligations, resulting in greater deferral of revenue in the period in which the subscription is contracted. We expect this trend to continue in future periods.

Change in term-based subscription duration.   The following table sets forth the components of subscription term-based licenses expressed as a percentage of total subscription term-based licensed revenue:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
Multi-year subscription term-based licenses	64%	68%	(4)%	70%	63%	7%
1-year subscription term-based licenses	36	32	4	30	37	(7)
Total subscription term-based licenses	100%	100%		100%	100%

Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue decreased from 68% in the three months ended June 30, 2021 to 64% in the three months ended June 30, 2022. This decrease is attributable to additional value ascribed to our software maintenance and support obligations as compared to license obligations in contracts with multiple performance obligations, resulting in a decrease in term-based license revenue recognized.

Multi-year subscription term-based license revenue as a percentage of total subscription term-based license revenue increased from 63% in the six months ended June 30, 2021 to 70% in the six months ended June 30, 2022. Despite this increase in the percentage of multi-year subscriptions, multi-year subscription term-based license revenue deceased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 as a result of additional value ascribed to our software maintenance and support obligations as compared to license obligations in contracts with multiple performance obligations, resulting in a decrease in term-based license revenue recognized.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Cost of revenue:
Subscription (exclusive of amortization shown below)	$14,223	$10,185	$4,038	40%	$27,611	$19,599	$8,012	41%
Professional services and other (exclusive of amortization shown below)	6,845	6,142	703	11	13,604	11,725	1,879	16
Amortization expense	8,743	6,077	2,666	44	17,259	11,886	5,373	45
Total cost of revenue	$29,811	$22,404	$7,407	33%	$58,474	$43,210	$15,264	35%

Subscription cost of revenue increased by $4.0 million, or 40%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. $1.5 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $1.3 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions. $1.2 million of the increase was primarily due to an increase in software costs incurred to support our expanding SaaS offerings.

Subscription cost of revenue increased by $8.0 million, or 41%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. $3.2 million of the increase was primarily attributable to an increase in headcount to support the growth of our subscription SaaS offerings and ongoing maintenance for our expanding customer base. $3.1 million of the increase was attributable to an increase in cloud-based hosting and management costs largely associated with the increased adoption of our solutions. $1.6 million of the increase was primarily due to an increase in software costs incurred to support our expanding SaaS offerings.

Professional services and other cost of revenue increased $0.7 million, or 11%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. $0.7 million of the increase was primarily attributable to an increase in headcount and an increase in partner-related costs to support the growth in our business.

Professional services and other cost of revenue increased by $1.9 million, or 16%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. $2.0 million of the increase was primarily attributable to an increase in headcount and an increase in partner-related costs to support the growth in our business.

Amortization expense increased by $2.7 million, or 44%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Amortization expense increased by $5.4 million, or 45%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was attributable primarily to increases in the amortization of developed technology resulting from our acquisitions in 2021 of $1.8 million and $3.6 million for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, respectively. The remaining increase in amortization expense was primarily related to an increase in the amortization of our capitalized software of $1.1 million and $2.1 million for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, respectively. The increase in capitalized software was driven by an increase in employee costs capitalized as software development costs as a result of our ongoing investment in developing our SaaS services.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Sales and marketing	$36,712	$29,082	$7,630	26%	$67,653	$54,631	$13,022	24%
Research and development	22,086	18,692	3,394	18	42,553	40,394	2,159	5
General and administrative	19,882	19,545	337	2	36,113	34,000	2,113	6
Depreciation and amortization	4,448	4,327	121	3	8,836	8,692	144	2
Total operating expenses	$83,128	$71,646	$11,482	16%	$155,155	$137,717	$17,438	13%

Sales and Marketing.     Sales and marketing expenses increased by $7.6 million, or 26%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. $4.7 million of the increase was primarily attributable to an increase in headcount related to the expansion of our sales force and our marketing department. $1.6 million of the increase was due to an increase in partner and consulting costs related to marketing campaigns and initiatives. $1.4 million of the increase was due to an increase in travel and other event-related costs as COVID-19 restrictions continued to ease. The increase in event-related costs was partially offset by a decrease in expense incurred to host the Identiverse conference in the second quarter of 2021. The conference was sold by Ping Identity in the fourth quarter of 2021, so no comparable costs were incurred in 2022.

Sales and marketing expenses increased by $13.0 million, or 24%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. $9.5 million of the increase was primarily attributable to an increase in headcount related to the expansion of our sales force and our marketing department. $3.2 million of the increase was due to an increase in travel and other event-related costs as COVID-19 restrictions continued to ease. The increase in event-related costs was partially offset by a decrease in expense incurred to host the Identiverse conference in the second quarter of 2021. The conference was sold by Ping Identity in the fourth quarter of 2021, so no comparable costs were incurred in 2022. $1.7 million of the increase was due to an increase in partner and consulting costs related to marketing campaigns and initiatives. These increases were partially offset by a $2.5 million decrease in stock-based compensation expense primarily related to expense recognized for the conversion of previously outstanding LTIP awards into RSUs in the first quarter of 2021, and options and restricted stock units subject to performance and market conditions determined to be probable of vesting in the second quarter of 2021 (“market-based options” and “market-based PSUs”), as further described in Note 13 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in stock-based compensation expense was partially offset by expense recognized for equity awards granted after June 30, 2021.

Research and Development.    Research and development expenses increased by $3.4 million, or 18%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. $2.8 million of the increase was primarily attributable to an increase in headcount to enhance and expand our solutions. $1.6 million of the increase was related to an increase in cloud-based hosting costs largely associated with the development and configuration of our cloud-based solutions. These increases were partially offset by a $1.8 million decrease in stock-based compensation expense primarily related to expense recognized for market-based PSUs in the second quarter of 2021. The decrease in stock-based compensation expense was partially offset by expense recognized for equity awards granted after June 30, 2021. The remaining increase was primarily due to an increase in partner and consulting costs to support the design and growth of our SaaS offerings.

Research and development expenses increased by $2.2 million, or 5%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. $6.3 million of the increase was primarily attributable to an increase in headcount to enhance and expand our solutions, and an increase of $2.4 million in cloud-based hosting costs largely associated with the development and configuration of our cloud-based solutions. $1.0 million of the increase was primarily attributable to an increase in partner and consulting costs to support the design and growth of our SaaS offerings. These increases were offset by a $7.1 million decrease in stock-based compensation expense primarily related to expense recognized for the conversion of previously outstanding LTIP awards into RSUs in the first quarter of 2021, and market-based PSUs in the second quarter of 2021. The decrease in stock-based compensation expense was partially offset by expense recognized for equity awards granted after June 30, 2021. The increase in research and development expense was also offset by an increase of $1.1 million related to employee costs that were capitalized as software development in the six months ended June 30, 2022 as compared to June 30, 2021.

General and Administrative.     General and administrative expenses increased by $0.3 million, or 2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. $1.9 million of the increase was primarily attributable to an increase in headcount to support growth in our business. This increase was partially offset by a $1.5 million decrease in stock-based compensation expense primarily related to expense recognized for market-based options and PSUs in the second quarter of 2021. The decrease in stock-based compensation expense was partially offset by expense recognized for equity awards granted after June 30, 2021.

General and administrative expenses increased by $2.1 million, or 6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. $4.6 million of the increase was primarily attributable to an increase in headcount to support growth in our business. This increase was partially offset by a $2.6 million decrease in stock-based compensation expense primarily related to expense recognized for the conversion of previously outstanding LTIP awards into RSUs in the first quarter of 2021, and market-based options and PSUs in the second quarter of 2021. The decrease in stock-based compensation expense was partially offset by expense recognized for equity awards granted after June 30, 2021.

Depreciation and Amortization.     Depreciation and amortization expense remained substantially the same during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Other Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Interest expense	$(3,883)	$(310)	$(3,573)	1,153%	$(7,519)	$(706)	$(6,813)	965%
Other income (expense), net	(2,860)	430	(3,290)	(765)	(3,664)	(442)	(3,222)	729
Total other income (expense)	$(6,743)	$120	$(6,863)	(5,719)%	$(11,183)	$(1,148)	$(10,035)	874%

Interest Expense.     Interest expense increased by $3.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was attributable primarily to the increase in our average debt outstanding during the second quarter of 2022 as compared to 2021. An increase in the weighted average interest rate, from 1.4% for the three months ended June 30, 2021 to 4.6% for the three months ended June 30, 2022, also contributed to the increase in interest expense during the period.

Interest expense increased by $6.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was attributable primarily to the increase in our average debt outstanding during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. An increase in the weighted average interest rate, from 1.4% for the six months ended June 30, 2021 to 4.4% for the six months ended June 30, 2022, also contributed to the increase in interest expense during the period.

Other Income (Expense), Net.     Other income (expense), net decreased by $3.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was attributable primarily to a change in the amount of foreign currency gains and losses, from a gain of $0.4 million in the three months ended June 30, 2021 to a loss of $3.1 million in the three months ended June 30, 2022. The foreign exchange loss in the three months ended June 30, 2022 was primarily driven by the strengthening US dollar against our mix of foreign currencies.

Other income (expense), net decreased by $3.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was attributable primarily to a change in the amount of foreign currency gains and losses, from a loss of $0.5 million in the six months ended June 30, 2021 compared to a loss of $3.9 million in the six months ended June 30, 2022. The foreign exchange loss in the six months ended June 30, 2022 was primarily driven by the strengthening US dollar against our mix of foreign currencies.

Benefit for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Benefit (provision) for income taxes	$(193)	$4,047	$(4,240)	(105)%	$(12)	$7,314	$(7,326)	(100)%

Our provision for income taxes was $0.2 million and our benefit for income taxes was $4.0 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, our provision for income taxes was $12 thousand and our benefit for income taxes was $7.3 million, respectively. The increase in the tax provision for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily relates to a valuation allowance recorded against our deferred tax assets in the six months ended June 30, 2022. This increase was partially offset by a larger expected pre-tax loss in 2022 as compared to 2021, along with an increase in R&D and other credits recorded in the three months ended June 30, 2022.

Liquidity and Capital Resources

General

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $210.3 million, which were held for working capital purposes, and borrowing availability under our 2021 Revolving Credit Facility as described below. As of June 30, 2022, our cash equivalents were comprised of money market funds. We expect our operating cash requirements to increase in the near future as we continue to invest in key initiatives to drive the Company’s growth toward the cloud. However, we expect our long-term operating cash flows to improve as we increase our operational efficiency and realize benefits from cash investments.

We have financed our operations primarily through cash received from operations and proceeds from our debt and equity financings. We believe our existing cash and cash equivalents, our 2021 Credit Facilities and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our 2021 Credit Agreement, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, the continuing market adoption of our platform, the effects of the macroeconomic environment and geopolitical events, and the continuing effects of the COVID-19 pandemic. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

A majority of our customers pay in advance for annual subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022, we had deferred revenue of $85.1 million, of which $81.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

The 2021 Term Loans mature on November 23, 2028. Amortization payments on the 2021 Term Loans are equal to 0.25% of the initial aggregate principal amount of the 2021 Term Loans, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2022. The 2021 Revolving Facility matures on November 23, 2026. There were no amounts drawn under the 2021 Revolving Facility as of June 30, 2022.

Under the terms of the 2021 Credit Agreement, Holdings and its restricted subsidiaries are required to maintain a total net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) (i) commencing with the fiscal quarter ending June 30, 2022 and through and including the fiscal quarter ending March 31, 2024, of no more than 5.00:1.00 and (ii) commencing with the fiscal quarter ending June 30, 2024 and each fiscal quarter thereafter, of no more than 4.00:1.00. As of June 30, 2022, we were in compliance with all financial covenants.

See additional discussion of the 2021 Credit Facilities in Note 10 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(3,682)	$43,965
Net cash used in investing activities	(12,144)	(49,959)
Net cash provided by (used in) financing activities	6,375	(35,267)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(831)	(130)
Net decrease in cash and cash equivalents and restricted cash	$(10,282)	$(41,391)
Cash and cash equivalents and restricted cash at beginning of period	220,889	146,499
Cash and cash equivalents and restricted cash at end of period	$210,607	$105,108

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses and third-party hosting costs.

For the six months ended June 30, 2022, net cash used in operating activities was $3.7 million, reflecting our net loss of $68.1 million, adjusted for non-cash charges of $55.5 million and net cash inflows of $8.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, amortization of deferred commissions, depreciation and amortization of property and equipment and intangible assets and deferred income taxes. The primary drivers of the changes in operating assets and liabilities related to a $18.0 million decrease in contract assets due to the issuance of invoices and timing of revenue recognition, a $7.5 million increase in deferred revenue driven by the timing of revenue recognition, and a $3.7 million decrease in accounts receivable due to the timing of collection of payment from our customers. These were partially offset by a $8.8 million increase in deferred commissions, a $6.9 million decrease in accrued compensation due to the timing of cash disbursements to our employees, a $3.5 million increase in prepaid expenses and other current assets, and a $2.3 million increase in other assets primarily due to the timing of payment of long-term prepaid balances.

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

Investing Activities

Net cash used in investing activities was $12.1 million and $50.0 million during the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $37.8 million. The net decrease is primarily attributable to the acquisition of SecuredTouch in 2021 for a total of $39.9 million in cash. There was no comparable activity during the six months ended June 30, 2022. The remaining increase was primarily related to an increase in the capitalization of internal-use software costs of $1.0 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $6.4 million during the six months ended June 30, 2022 whereas net cash used in financing activities was $35.3 million during the six months ended June 30, 2021, representing an increase of $41.6 million. During the six months ended June 30, 2022, we made a principal payment of $0.8 million on our 2021 Term Loan Facility. This compares to cash outflows related to long-term debt of $30.0 million during the six months ended June 30, 2021, due to the repayment of $110.0 million and draw down of $80.0 million on our 2019 Revolving Credit Facility. The remaining increase relates to an increase of $5.4 million in proceeds received from option exercises and a decrease of $6.0 million in payments for tax withholding on equity awards for the six months ended June 30, 2022 as compared to June 30, 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For the three months ended June 30, 2022 and 2021, we recorded a loss of $3.1 million and a gain of $0.4 million on foreign exchange transactions, respectively. For the six months ended June 30, 2022 and 2021, we recorded a loss of $3.9 million and a loss of $0.5 million on foreign exchange transactions, respectively. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date. However, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. During the three and six months ended June 30, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

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

Amounts drawn under the 2021 Revolving Facility denominated in U.S. dollars will bear interest at Term SOFR, subject to a floor of 0.00%, plus the applicable SOFR Adjustment, plus an applicable margin ranging from 1.25% to 2.00%, depending on the senior secured net leverage ratio (as calculated pursuant to the 2021 Credit Agreement) or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.00%, depending on the senior secured net leverage ratio. Amounts drawn under the 2021 Revolving Facility denominated in available non-U.S. dollar currencies will bear interest at the applicable rate for such non-U.S. dollar currencies plus the applicable rate adjustment (if any) plus an applicable margin ranging from 1.25% to 2.00%, depending on the senior secured net leverage ratio. There were no amounts drawn under the 2021 Revolving Facility as of June 30, 2022.

At June 30, 2022, we had total outstanding debt of $299.3 million under our 2021 Term Loan Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $3.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as described below, there have been no material changes to the risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to the Proposed Merger

Uncertainties associated with the Merger with an affiliate of a fund advised by Thoma Bravo could adversely affect our business, results of operations, stock price and financial condition.

On August 2, 2022, Ping Identity entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the Merger Agreement Ping Identity will merge with and into Merger Sub, with Ping Identity continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act. Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P., a private equity fund managed by Thoma Bravo, L.P. Completion of the Merger is subject to various closing conditions, including, but not limited to, the receipt of required regulatory clearances, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other approvals and clearances by government authorities. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. Further, the completion of the Merger is subject to the approval of Ping Identity’s stockholders holding a majority of Ping Identity’s outstanding common stock. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. There’s no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations, stock price and financial condition, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:

•	an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•	a diversion of a significant amount of management time and resources towards the completion of the Merger;
•	being subject to certain restrictions on the conduct of our business;
•	impacts on the price of our common stock;
•	the requirement that we pay a termination fee of $78.0 million to Parent if the Merger Agreement is terminated under certain circumstances;
•	developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;
•	stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•	possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•	difficulties attracting and retaining key employees.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including (i) if the Merger is not consummated on or before the “termination date” of March 2, 2023, (subject to an extension until August 2, 2023 under certain circumstances for the purpose of obtaining certain regulatory approvals), (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Merger set forth in the Merger Agreement to not be satisfied and fails to cure such breach, (iii) if any law or order prohibiting the Merger or the transactions contemplated thereby has become final and non-appealable, or (iv) if the required approval by a majority of Ping Identity’s stockholders is not obtained. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger.

In addition, if the Merger Agreement is validly terminated by Parent under the circumstances set forth in the Merger Agreement, Ping Identity will be required to pay Parent a termination fee equal to $78.0 million. If Ping Identity is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on Ping Identity’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or encouraging or facilitating alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, subject to certain specified exceptions (as set forth in the Merger Agreement): incurring debt; entering into, adopting, amending, modifying or terminating any employee plans (as defined in the Merger Agreement); materially increasing the compensation of any director, officer or employee or hiring or terminating any employee (other than for “cause”); settling, releasing, waiving or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.

Lawsuits may be filed against us relating to the Merger, which could adversely affect our business, financial condition and operating results.

Lawsuits relating to the Merger could be filed against Ping Identity. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. The outcome of any lawsuits filed against Ping Identity would be uncertain, and we may not be successful in defending against any such claims. While we will defend against any lawsuits filed against Ping Identity in connection with the Merger, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Exhibit Description

2.1+

Agreement and Plan of Merger, by and between Ping Identity Holding Corp., Project Polaris Holdings, LP and Project Polaris Merger Sub, Inc., dated August 2, 2022 (incorporated by reference to Exhibit 2.1 to Ping Identity Holding Corp.’s Current Report on Form 8-K, filed on August 3, 2022).

10.1	Ping Identity Holding Corp. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Ping Identity Holding Corp.’s Registration Statement on Form S-8, filed on May 20, 2022)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

+ All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

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

August 3, 2022	Ping Identity Holding Corp.

/s/ Raj Dani
Raj Dani
Chief Financial Officer